Form 10-Q
period 2020-09-30
SCVX Corp.
filed 2020-11-09
CIK 1794717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

SCVX Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39190	98-1518469
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1717 Pennsylvania Ave, NW #625
Washington, DC	20006
(Address of principal executive offices)	(Zip Code)

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

As of November 9, 2020, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

SCVX CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCVX CORP.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
Assets:
Current assets:
Cash	$940,918	$25,000
Prepaid expenses	114,764	-
Total current assets	1,055,682	25,000
Investments held in Trust Account	230,544,541	-
Deferred offering costs associated with initial public offering	-	407,703
Total Assets	$231,600,223	$432,703

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$48,421	$12,378
Accrued expenses	8,280	306,474
Accrued expenses - related party	90,000	-
Note payable – related party	-	110,065
Total current liabilities	146,701	428,917
Deferred underwriting commissions	8,050,000	-
Total Liabilities	8,196,701	428,917

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 21,796,758 and -0- shares subject to possible redemption at $10.00 per share at September 30, 2020 and December 31, 2019, respectively	218,403,515	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,203,242 and -0- shares issued and outstanding (excluding 21,796,758 and -0- shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	120	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2020 and December 31, 2019 (1)	575	575
Additional paid-in capital	4,938,606	24,425
Retained earnings (Accumulated deficit)	60,706	(21,214)
Total shareholders’ equity	5,000,007	3,786
Total Liabilities and Shareholders’ Equity	$231,600,223	$432,703

(1) At December 31, 2019, this number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 28, 2020, the underwriters fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements

SCVX CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2020
Operating expenses
General and administrative expenses	$171,971	$462,621
Loss from operations	(171,971)	(462,621)

Other income:
Net gain from investments held in Trust Account	20,853	544,541
Net income (loss)	$(151,118)	$81,920

Weighted average ordinary shares outstanding, basic and diluted (1)	6,938,324	6,806,019

Basic and diluted net loss per ordinary share	$(0.02)	$(0.06)

(1) This number excludes an aggregate of up to 21,796,758 shares subject to possible redemption at September 30, 2020.

The accompanying notes are an integral part of these unaudited condensed financial statements

SCVX CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Nine Months Ended September 30, 2020

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(21,214)	$3,786
Sale of units in initial public offering, gross	23,000,000	2,300	-	-	229,997,700	-	230,000,000
Offering costs	-	-	-	-	(13,282,184)	-	(13,282,184)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	6,600,000	-	6,600,000
Ordinary shares subject to possible redemption	(21,843,431)	(2,184)	-	-	(218,432,126)	-	(218,434,310)
Net income	-	-	-	-	-	112,714	112,714
Balance - March 31, 2020 (unaudited)	1,156,569	116	5,750,000	575	4,907,815	91,500	5,000,006
Ordinary shares subject to possible redemption	31,591	3	-	-	(120,330)	-	(120,327)
Net income	-	-	-	-	-	120,324	120,324
Balance - June 30, 2020 (unaudited)	1,188,160	119	5,750,000	575	4,787,485	211,824	5,000,003
Ordinary shares subject to possible redemption	15,082	1	-	-	151,121	-	151,122
Net loss	-	-	-	-	-	(151,118)	(151,118)
Balance - September 30, 2020 (unaudited)	1,203,242	$120	5,750,000	$575	$4,938,606	$60,706	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements

SCVX CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended
September 30, 2020
Cash Flows from Operating Activities:
Net income	$81,920
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party	24,378
Unrealized gain from Investments held in Trust Account	(544,541)
Changes in operating assets and liabilities:
Prepaid expenses	(114,764)
Accounts payable	36,043
Accrued expenses	3,280
Accrued expenses - related party	90,000
Net cash used in operating activities	(423,684)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	230,000,000
Proceeds from private placement	6,600,000
Offering costs paid	(5,121,355)
Repayment of note payable from related party	(139,043)
Net cash provided by financing activities	231,339,602

Net change in cash	915,918

Cash - beginning of the period	25,000
Cash - end of the period	$940,918

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$5,000
Offering costs included in note payable	$4,600
Deferred underwriting commissions in connection with the initial public offering	$8,050,000
Initial value of ordinary shares subject to possible redemption	$218,319,450
Change in value of ordinary shares subject to possible redemption	$84,065
General and administrative expenses added to note payable	$24,378

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from November 15, 2019 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering described below, and, since the closing of the Initial Public Offering (as defined below), the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity

As of September 30, 2020, the Company had approximately $941,000 in its operating bank accounts, and working capital of approximately $0.9 million.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

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

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $230.5 million and $0 in cash equivalents held in the Trust Account as of September 30, 2020 and December 31, 2019, respectively.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

As of September 30, 2020 and December 31, 2019, the carrying values of cash, accounts payable, accrued expenses and accrued expenses – related party approximate their fair values due to the short-term nature of the instruments.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 21,796,758 Class A ordinary shares subject to possible redemption at September 30, 2020 was excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,100,000 Class A ordinary shares in the calculation of diluted loss per ordinary share, since they are not yet exercisable.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to Class A ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2020
Net (loss) income	$(151,118)	$81,920
Less: Income attributable to Class A ordinary shares subject to possible redemption (a)	(19,762)	(516,062)
Adjusted net loss	$(170,880)	$(434,142)

Weighted average ordinary shares outstanding, basic and diluted	6,938,324	6,806,019

Basic and diluted net loss per ordinary share	$(0.02)	$(0.06)

(a) Net gain from Investments held in Trust Account	$20,853	$544,541
Percentage of Class A ordinary shares subject to possible redemption to total ordinary shares	94.77%	94.77%
Income attributable to Class A ordinary shares subject to possible redemption	$19,762	$516,062

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and nine months ended September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2020, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $90,000 in expenses in connection with such services during the three and nine months ended September 30, 2020, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2020, an aggregate of $90,000 in accrued expenses with related party was outstanding, as reflected in the accompanying unaudited condensed balance sheets.

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6 — Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. There were no Class A ordinary shares issued and outstanding as of December 31, 2019. As of September 30, 2020, there were 23,000,000 Class A ordinary shares outstanding, including 21,796,758 Class A ordinary shares subject to possible redemption that are classified as temporary equity in the accompanying condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2020 and December 31, 2019, there were 5,750,000 Class B ordinary shares outstanding. Of the 5,750,000 Class B ordinary shares outstanding as of December 31, 2019, an aggregate of up to 750,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On January 28, 2020, the over-allotment option was exercised in full. Accordingly, no Class B ordinary shares were forfeited.

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

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

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

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets held in Trust Account:
Money market fund	1	$230,544,541	$-

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

Results of Operations

Our entire activity since inception up to September 30, 2020 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for a Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2020, we had net loss of approximately $151,000, which consisted of approximately $21,000 in interest earned from investments held in the Trust Account, offset by approximately $172,000 in general and administrative expenses.

For the nine months ended September 30, 2020, we had net income of approximately $82,000, which consisted of approximately $545,000 in interest earned from investments held in the Trust Account, offset by approximately $463,000 in general and administrative expenses.

Liquidity

As of September 30, 2020, we had approximately $941,000 in our operating bank accounts, and working capital of approximately $0.9 million.

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

Administrative Support Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 and $90,000 in expenses in connection with such services during the three and nine months ended September 30, 2020, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2020, an aggregate of $90,000 in accrued expenses with related party was outstanding, as reflected in the accompanying unaudited condensed balance sheets.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. An aggregate of 21,796,758 Class A ordinary shares subject to possible redemption at September 30, 2020 was excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,100,000 of our Class A ordinary shares in the calculation of diluted loss per ordinary share, since they are not yet exercisable.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. On January 28, 2020, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Director and Chief Financial Officer and Secretary have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $13.3 million, inclusive of $4.6 million in underwriting discounts and $8.05 million in deferred underwriting commissions. Substantially concurrently with the closing of the Initial Public Offering, we also repaid our Sponsor $139,000 in full satisfaction of the Note. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will become payable solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement) and other offering costs and expenses, the net proceeds from the Initial Public Offering and Private Placement was approximately $231.35 million. A total of $230.0 million, comprised of certain of the net proceeds of the Initial Public Offering and the Private Placement, was placed in the Trust Account, and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. As of September 30, 2020, we held approximately $941,000 outside of the Trust Account available to us for our activities in connection with identifying a suitable Business Combination and for general working capital purposes.

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

SCVX Corp.

Date: November 9, 2020	By:	/s/ Michael Doniger
	Name:	Michael Doniger
	Title:	Chief Executive Officer and Chairman