Form 10-K/A
period 2020-12-31
SCVX Corp.
filed 2021-07-14
CIK 1794717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to SCVX Corp., unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of SCVX Corp., for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on April 6, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on January 28, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants issued in our initial public offering (the “Initial Public Offering” and such warrants, the “Public Warrants”) and private placement (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements as of and for the year ended December 31, 2020, as of and for the periods ended September 30, 2020, as of and for the periods ended June 30, 2020 and as of and for the period ended March 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on January 28, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statements of Operations each reporting period.

We are filing this Amendment No. 1 to include additional risk factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, Financial Statements and Supplementary Data described in Item 8, which such financial data give effect to the change in accounting for the Warrants as disclosed in the Original Filing, and the Controls and Procedures in Item 9A.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the financial statements in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses or total cash flows from operations for any of these periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Part I

Item 1. Business.

Introduction

We are a blank check company incorporated on November 15, 2019 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash. References to “we”, “us”, “our” or the “Company” are to SCVX Corp., except where the context requires otherwise.

On January 28, 2020, we consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to Class A ordinary shares included in the units, the “Public Shares”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230.0 million.

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

Business Strategy

Our business strategy is to leverage the Strategic Cyber Ventures (together with its affiliates, “SCV”) and Hudson Bay Capital Management LP (together with its affiliates, “Hudson Bay”) investment platforms to identify, evaluate and complete an initial business combination with a company that we believe exhibits unrecognized value, including as a platform for consolidation. Although we intend to acquire a company that has sufficient scale to be a successful public company on its own, we believe that there exists a consolidation opportunity in the cybersecurity sector.

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

Our sponsor, directors, officers, advisors and/or any of their affiliates anticipate that they may identify the shareholders with whom our sponsor, directors, officers, advisors or any of their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of public shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or any of their affiliates enter into private transactions, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, advisors or any of their affiliates are restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

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

Summary of Risk Factors

●	Our lack of operating history;

●	Doubt about our ability to continue as a “going concern”;

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination;

●	The substantial influence of our initial shareholders, directors and officers on actions requiring a shareholder vote;

●	Our limited resources and intense competition for acquisition targets;

●	The impact of redemptions on our ability to effect a business combination;

●	Limitations on the ability of shareholders to redeem shares in excess of 15% of our Class A ordinary shares in certain circumstances;

●	The requirement that we complete our initial business combination within the prescribed time frame;

●	Shareholders may receive less than $10 for their shares in certain circumstances, or warrants may expire worthless;

●	The possibility that NYSE may delist our securities;

●	Investors are not entitled to protections normally afforded to investors of other blank check companies;

●	Our directors may decide not to enforce the indemnification obligations of our sponsor;

●	We may seek acquisition opportunities outside our management’s area of expertise or with a target that does not our criteria and guidelines;

●	We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, or a private company for which limited information is available;

●	We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness;

●	We may issue additional Class A ordinary shares or preferred shares that would dilute the interest of our shareholders;

●	We may be a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors;

●	We may reincorporate in another jurisdiction in connection with our initial business combination;

●	Resources could be wasted in researching acquisitions that are not completed;

●	Our dependence upon our directors and officers and certain key personnel at a target;

●	Potential conflicts of interest with our directors, officers and initial shareholders;

●	The potential that we may issue notes or other debt securities, or otherwise incur substantial debt;

●	Our dependence on a single business which may have a limited number of products or services;

●	Our inability to maintain control of a target business after our initial business combination;

●	Our lack of a specified maximum redemption threshold;

●	Certain provisions of our amended and restated memorandum and articles of association and the potential that we may amend our governing instruments in a manner that will make it easier for us to complete our initial business combination;

●	Our inability to obtain additional financing;

●	The effect of our warrants and founder shares on the market price of our Class A ordinary shares;

●	Failure to complete a business combination due to the requirement to furnish shareholders with target business financial statements;

●	Certain exemptions due to our status as emerging growth company and a smaller reporting company;

●	Compliance obligations required under the Sarbanes-Oxley Act;

●	Our incorporation under the laws of the Cayman Islands;

●	Costs associated with a potential target with operations outside the United States;

●	The time and resources required for target management to become familiar with U.S. securities laws;

●	Economic, political, social and government policies, developments and conditions;

●	Exchange rate fluctuations and currency policies;

●	Risks related to companies in the technology industries;

●	The impact of the coronavirus (COVID-19) outbreak; and

●	We have identified a material weakness in our internal control over financial reporting, which could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As of December 31, 2020, we had approximately $917,000 in cash and working capital deficit of approximately $149,000. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Amendment No. 1 to the Annual Report on Form 10-K/A do not include any adjustments that might result from our inability to continue as a going concern.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1 to the Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 1 to the Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, there could be a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Although we have no commitments as of the date of this Amendment No. 1 to the Annual Report on Form 10-K/A to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “us”, “our” or the “Company” are to SCVX Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Amendment No. 1 to the Annual Report on Form 10-K/A.

Cautionary Note Regarding Forward-Looking Statements

This Amendment No. 1 to the Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

In this Amendment No. 1 to the Annual Report of SCVX Corp. on Form 10-K/A for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of and for the year ended December 31, 2020, (ii) our unaudited interim financial statements as of and for the three and nine months ended September 30, 2020, (iii) our unaudited interim financial statements as of and for the three and six months ended June 30, 2020 and (iv) our unaudited interim financial statements as of and for the three months ended March 31, 2020.

The restatement results from our prior accounting for our Warrants which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on January 28, 2020, our Warrants were accounted for as equity within our balance sheets, and after discussion and evaluation, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, we, in consultation with its Audit Committee, concluded that its previously issued financial statements as of and for year ended December 31, 2020, as of and for the three and nine months ended September 30, 2020, as of and for the three and six months ended June 30, 2020 and as of and for the three months ended March 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within our warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued in January 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of our Warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Amendment No. 1 to the Annual Report on Form 10-K/A.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1 to the Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 6,600,000 Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $6.6 million, and incurring offering costs of approximately $21,000.

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

For the year ended December 31, 2020 we had net loss of approximately $13.1 million, which consisted of approximately $2.9 million in general and administrative expenses, approximately $0.1 million of administrative fees – related party, approximately $9.9 million of change in fair value, and approximately $0.8 million of offering costs associated with issuance of the Warrants, offset by approximately $0.5 million in interest income from investments held in the Trust Account.

For the period from November 15, 2019 (inception) to December 31, 2019, we had a net loss of approximately $21,000, which was solely general and administrative expenses.

For the nine months ended September 30, 2020, we had a net loss of approximately $8.2 million, which consisted of approximately $1.8 million in general and administrative expenses, approximately $0.1 million of administrative fees – related party, a change in fair value of warrant liabilities of approximately $6.1 million and approximately $0.8 million of offering costs associated with issuance of the warrants, offset by approximately $0.5 million in interest income from investments held in the Trust Account.

For the three months ended September 30, 2020, we had a net loss of approximately $8.8 million, which consisted of approximately $0.1 million in general and administrative expenses, $30,000 of administrative fees – related party and a change in fair value of warrant liabilities of approximately $8.7 million, offset by approximately $21,000 in interest income from investments held in the Trust Account.

For the six months ended June 30, 2020, we had a net income of approximately $0.6 million, which consisted of approximately $0.5 million in interest income from investments held in the Trust Account and a change in fair value of warrant liabilities of approximately $2.6 million, offset by approximately $1.7 million in general and administrative expenses, approximately $0.1 million of administrative fees – related party and approximately $0.8 million of offering costs associated with issuance of the warrants.

For the three months ended June 30, 2020, we had a net loss of approximately $11.5 million, which consisted of approximately $0.1 million in general and administrative expenses, $30,000 of administrative fees – related party and a change in fair value of warrant liabilities of approximately $11.6 million, offset by approximately $0.2 million in interest income from investments held in the Trust Account.

For the three months ended March 31, 2020, we had a net income of approximately $12.0 million, which consisted of approximately $0.3 million in interest income from investments held in the Trust Account and a change in the fair value of warrant liabilities of approximately $14.2 million, offset by approximately $1.6 million in general and administrative expenses, $30,000 of administrative fees – related party and approximately $0.8 million of offering costs associated with issuance of the warrants.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, and a borrowing of approximately $139,000 under the Note (as defined below). Subsequent to the consummation of the Initial Public Offering on January 28, 2020, the liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on January 28, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide us Working Capital Loans (as defined below). To date, there were no amounts outstanding under any Working Capital Loans.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6.6 million and incurring offering costs of approximately $21,000. Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. Certain proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 18,100,000 Warrants, including 11,500,000 Public Warrants and 6,600,000 Private Placement Warrants, which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Private Placement Warrants has been estimated using Monte-Carlo simulations at each balance sheet date. The fair value of the Public Warrants was initially measured using a Monte-Carlo simulation model at each measurement date and subsequently been measured based on the market price when separately listed and traded.

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

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Amendment No. 1 to the Annual Report on Form 10-K/A and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Controls over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Amendment No. 1 to the Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This Amendment No. 1 to the Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

The Company identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2020. Specifically, the Company’s management has concluded that since issuance on January 28, 2020, our Warrants were accounted for as equity within our balance sheets. On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, we, in consultation with its Audit Committee, concluded that its previously issued financial statements as of and for year ended December 31, 2020, as of and for the three and nine months ended September 30, 2020, as of and for the three and six months ended June 30, 2020 and as of and for the three months ended March 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding Warrants and should no longer be relied upon.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment No. 1 to the Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Officer and Director Compensation

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we pay an affiliate of our sponsor a total of $10,000 per month for office space, administrative and support services. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or any of their affiliates. In December 2019, our sponsor transferred an aggregate of 1,092,500 founder shares to members of our management team. Please see the section entitled “Certain Relationships and Related Transactions, and Director Independence.”

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2020 and the period from November 15, 2019 (inception) through December 31, 2019 of services rendered in connection with our Initial Public Offering, totaled $54,590 and $0, respectively.

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

Item 15. Exhibits, and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

No.	Description of Exhibit
3.1*	Amended and Restated Memorandum and Articles of Association of the Company.

4.1**	Specimen Unit Certificate.

4.2**	Specimen Class A Ordinary Share Certificate.

4.3*	Specimen Warrant Certificate (included in Exhibit 4.4).

4.4*	Warrant Agreement, dated January 23, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

4.5***	Description of Registrant’s Securities.

10.1*	Letter Agreement, dated January 23, 2020, among the Company, the Sponsor and the Company’s officers and directors.

10.2**	Investment Management Trust Agreement, dated January 23, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3*	Registration Rights Agreement, dated January 23, 2020, among the Company, the Sponsor and certain other security holders named therein.

10.4*	Administrative Services Agreement, dated January 23, 2020, between the Company and Strategic Cyber Ventures, LLC.

10.5*	Sponsor Warrants Purchase Agreement, dated January 23, 2020, between the Company and the Sponsor

10.6*	Indemnity Agreement, dated January 23, 2020, between the Company and Michael Doniger.

10.7*	Indemnity Agreement, dated January 23, 2020, between the Company and Hank Thomas.

10.8*	Indemnity Agreement, dated January 23, 2020, between the Company and Chris Ahern.

10.9*	Indemnity Agreement, dated January 23, 2020, between the Company and Sounil Yu.

10.10*	Indemnity Agreement, dated January 23, 2020, between the Company and David J. Lunglhofer.

10.11*	Indemnity Agreement, dated January 23, 2020, between the Company and Daniel Coats.

10.12*	Indemnity Agreement, dated January 23, 2020, between the Company and Vivian C. Schneck-Last.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 28, 2020.

**	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed January 14, 2020.

***	Included in Original Filing.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SCVX Corp.

Date: July 13, 2021	By:	/s/ Michael Doniger
	Name:	Michael Doniger
	Title:	Chief Executive Officer and Chairman

SCVX CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2020 (Restated) and 2019	F-3
Statements of Operations for the Year Ended December 31, 2020 (Restated) and the Period from November 15, 2019 (Inception) through December 31, 2019	F-4
Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2020 (Restated) and the Period from November 15, 2019 (Inception) through December 31, 2019	F-5
Statements of Cash Flows for the Year Ended December 31, 2020 (Restated) and the Period from November 15, 2019 (Inception) through December 31, 2019	F-6
Restated Notes to Financial Statements	F-7 - F-28

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the year ended December 31, 2020, have been restated.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provided a reasonable basis for our opinion.

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY

April 6, 2021, except for the effects of the restatement discussed in Notes 2 to which the date is July 13, 2021

SCVX CORP.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(Restated, See Note 2)
Assets:
Current assets:
Cash	$917,238	$25,000
Prepaid expenses	61,423	-
Total current assets	978,661	25,000
Investments held in Trust Account	230,548,847	-
Deferred offering costs associated with initial public offering	-	407,703
Total Assets	$231,527,508	$432,703

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,001,499	$12,378
Accrued expenses	6,000	306,474
Accrued expenses - related party	120,000	-
Note payable – related party	-	110,065
Total current liabilities	1,127,499	428,917
Deferred underwriting commissions	8,050,000	-
Warrant liabilities	31,298,000	-
Total Liabilities	40,475,499	428,917

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 18,605,200 and -0- shares subject to possible redemption at $10.00 per share at December 31, 2020 and 2019, respectively	186,052,000	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,394,800 and -0- shares issued and outstanding (excluding 18,605,200 and -0- shares subject to possible redemption) at December 31, 2020 and 2019, respectively	439	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at December 31, 2020 and 2019	575	575
Additional paid-in capital	18,140,312	24,425
Accumulated deficit	(13,141,317)	(21,214)
Total shareholders’ equity	5,000,009	3,786
Total Liabilities and Shareholders’ Equity	$231,527,508	$432,703

The accompanying notes are an integral part of these financial statements.

SCVX CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period from November 15, 2019 (inception) through
	December 31, 2020	December 31, 2019
	(Restated)
Operating expenses
General and administrative expenses	$2,852,440	$21,214
Administrative fees - related party	120,000	-
Loss from operations	(2,972,440)	(21,214)

Other income (expense):
Change in fair value of warrant liabilities	(9,906,000)	-
Offering costs associated with issuance of public and private warrants	(790,510)	-
Net gain from investments held in Trust Account	548,847	-
Net Loss	$(13,120,103)	$(21,214)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	19,961,978	-

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.02	$-

Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted (1)	8,508,578	5,000,000

Basic and diluted net loss per share, non-redeemable ordinary shares	$(1.59)	$(0.00)

(1)	At December 31, 2019, this number excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 28, 2020, the underwriters fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

SCVX CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2020 (Restated)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(21,214)	$3,786
Sale of units in initial public offering, less derivative liabilities for public warrants	23,000,000	2,300	-	-	216,657,700	-	216,660,000
Offering costs	-	-	-	-	(12,491,674)	-	(12,491,674)
Initial value of ordinary shares subject to possible redemption	(21,831,945)	(2,183)	-	-	(218,317,267)	-	(218,319,450)
Change in value of ordinary shares subject to possible redemption	712,514	71	-	-	7,125,069	-	7,125,140
Net income	-	-	-	-	-	(13,120,103)	(13,120,103)
Balance - December 31, 2020 (restated)	4,394,800	$439	5,750,000	$575	$18,140,312	$(13,141,317)	$5,000,009

For the Period from November 15, 2019 (inception) through December 31, 2019

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - November 15, 2019 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(21,214)	(21,214)
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(21,214)	$3,786

The accompanying notes are an integral part of these financial statements.

SCVX CORP.

STATEMENTS OF CASH FLOWS

		For the Period from
	For the Year Ended	November 15, 2019 (inception) through
	December 31, 2020	December 31, 2019
	(Restated)
Cash Flows from Operating Activities:
Net income	$(13,120,103)	$(21,214)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party included in note payable	24,378	8,836
Change in fair value of warrant liabilities	9,906,000	-
Share based compensation	1,452,000	-
Offering costs associated with issuance of public and private warrants	790,510	-
Unrealized gain from Investments held in Trust Account	(548,847)	-
Changes in operating assets and liabilities:
Prepaid expenses	(61,423)	-
Accounts payable	989,121	12,378
Accrued expenses	1,000	-
Accrued expenses - related party	120,000	-
Net cash used in operating activities	(447,364)	-

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)	-
Net cash used in investing activities	(230,000,000)	-

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	230,000,000	-
Proceeds from private placement	6,600,000	-
Proceeds from issuance of ordinary shares to initial shareholders	-	25,000
Offering costs paid	(5,121,355)
Repayment of note payable from related party	(139,043)	-
Net cash provided by financing activities	231,339,602	25,000

Net change in cash	892,238	25,000
Cash - beginning of the period	25,000	-
Cash - end of the period	$917,238	$25,000

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$5,000	$306,474
Offering costs included in note payable	$4,600	$101,229
Deferred underwriting commissions in connection with the initial public offering	$8,050,000	$-
Initial value of ordinary shares subject to possible redemption	$218,319,450	$-
Change in value of ordinary shares subject to possible redemption	$(32,267,450)	$-
Warrant liabilities associated with issuance of public and private warrants	$21,392,000	$-

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

Sponsor and Financing

The Company’s sponsor is SCVX USA LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on January 23, 2020. On January 28, 2020, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units”), each Unit consists of one Class A ordinary share (the “Public Shares”) and one-half of one redeemable warrant (the “Public Warrants”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, inclusive of $8.1 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,600,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6.6 million, and incurring offering costs of approximately $21,000 (Note 5).

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

The Company will provide its holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s Chief Financial Officer (or his or her designee) prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern

As of December 31, 2020, the Company had approximately $917,000 of cash in its operating account and working capital deficit of approximately $149,000.

Prior to the completion of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, and a borrowing of approximately $139,000 under the Note (as defined below) issued to the Sponsor. The Company fully repaid the Note to the Sponsor on January 28, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, provide the Company with Working Capital Loans (as defined below in Note 5). The Working Capital Loans will either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

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

Note 2—Restatement of Previously Issued Financial Statements

In May 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its warrants issued in connection with the initial public offering and private placement in January 2020, the Company’s previously issued financial statements as of and for the year ended December 31, 2020, as of and for the three and nine months ended September 30, 2020, as of and for the three and six months ended June 30, 2020 and as of and for the three months ended March 31, 2020 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on January 28, 2020, the Company’s Warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the outstanding Warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on January 28, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for the Warrants should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations, statement of shareholders’ equity and statements of cash flows for the Affected Periods is presented below.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$231,527,508	$-	$231,527,508
Liabilities and shareholders’ equity
Total current liabilities	$1,127,499	$-	$1,127,499
Deferred underwriting commissions	8,050,000	-	8,050,000
Warrant liabilities	-	31,298,000	31,298,000
Total liabilities	9,177,499	31,298,000	40,475,499
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	217,350,000	(31,298,000)	186,052,000
Shareholders’ equity
Preferred shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	126	313	439
Class B ordinary shares - $0.0001 par value	575	-	575
Additional paid-in-capital	5,992,115	12,148,197	18,140,312
Accumulated deficit	(992,807)	(12,148,510)	(13,141,317)
Total shareholders’ equity	5,000,009	-	5,000,009
Total liabilities and shareholders’ equity	$231,527,508	$-	$231,527,508

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
General and administrative expenses	$1,400,440	$1,452,000	$2,852,440
Administrative fees - related party	120,000	-	120,000
Loss from operations	(1,520,440)	(1,452,000)	(2,972,440)
Change in fair value of warrant liabilities	-	(9,906,000)	(9,906,000)
Offering costs associated with issuance of public and private warrants	-	(790,510)	(790,510)
Net gain from investments held in Trust Account	548,847	-	548,847
Net loss	$(971,593)	$(12,148,510)	$(13,120,103)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	21,819,737	(1,857,759)	19,961,978
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.02	$-	$0.02
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	6,787,867	1,720,711	8,508,578
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.22)	$(1.37)	$(1.59)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Class A ordinary shares - as previously reported	1,265,000	$126	-	$-	$5,992,115	$-	$5,992,241
Class A ordinary shares - restatement adjustment	3,129,800	313	-	-	12,148,197	-	12,148,510
Class A ordinary shares - as restated	4,394,800	439	-	-	18,140,312	-	18,140,751

Accumulated deficit - as previously reported	-	-	-	-	-	(992,807)	(992,807)
Accumulated deficit - restatement adjustment	-	-	-	-	-	(12,148,510)	(12,148,510)
Accumulated deficit - as restated	-	-	-	-	-	(13,141,317)	(13,141,317)

Balance at December 31, 2020 - as previously reported	1,265,000	126	5,750,000	575	5,992,115	(992,807)	5,000,009
Balance at December 31, 2020 - restatement adjustment	3,129,800	313	-	-	12,148,197	(12,148,510)	-
Balance at December 31, 2020 - as restated	4,394,800	439	5,750,000	575	18,140,312	(13,141,317)	5,000,009

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(971,593)	$(12,148,510)	$(13,120,103)
Change in fair value of warrant liabilities	-	9,906,000	9,906,000
Share based compensation	-	1,452,000	1,452,000
Offering costs associated with issuance of public and private warrants	-	(790,510)	(790,510)
Net cash used in operating activities	(447,364)	-	(447,364)
Net cash used in investing activities	(230,000,000)	-	(230,000,000)
Net cash provided by financing activities	231,339,602	-	231,339,602
Net change in cash	$892,238	$-	$892,238

In addition, the impact to the balance sheet dated January 28, 2020, filed on Form 8-K on February 3, 2020 related to the impact of accounting for the Public Warrants and the Private Placement Warrants as liabilities at fair value resulted in an approximate $21.4 million increase to the derivative warrant liabilities line item at January 28, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption temporary equity line item. There is no change to total stockholders’ equity at the reported balance sheet date.

	As of January 28, 2020
	As Previously Reported	Adjustment	As revised
Balance Sheet
Total assets	$231,822,638	$-	$231,822,638
Liabilities and shareholders’ equity
Total current liabilities	$453,187	$-	$453,187
Deferred underwriting commissions	8,050,000	-	8,050,000
Warrant liabilities	-	21,392,000	21,392,000
Total liabilities	8,503,187	21,392,000	29,895,187
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	218,319,450	(21,392,000)	196,927,450
Shareholders’ equity
Preferred shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	117	214	331
Class B ordinary shares - $0.0001 par value	575	-	575
Additional paid-in-capital	5,034,755	2,242,296	7,277,051
Accumulated deficit	(35,446)	(2,242,510)	(2,277,956)
Total shareholders’ equity	5,000,001	-	5,000,001
Total liabilities and shareholders’ equity	$231,822,638	$-	$231,822,638

Note 3—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the Affected Periods are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Share Based Compensation

The Company records non-cash compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

		For the Period from
	For the Year Ended	November 15, 2019 (inception) to
	December 31, 2020	December 31, 2019
Class A ordinary shares subject to possible redemption
Numerator:
Net gain from investments held in Trust Account	$443,962	$-
Net income attributable to Class A ordinary shares subject to possible redemption	$443,962	$-
Denominator:
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	19,961,978	-
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.02	$-

Non-redeemable ordinary shares
Numerator:
Net loss	$(13,120,103)	$(21,214)
Less: Net income attributable to Class A ordinary shares subject to possible redemption	(443,962)	-
Net loss attributable to non-redeemable ordinary shares	$(13,564,065)	$(21,214)
Denominator:
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	8,508,578	5,000,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(1.59)	$(0.00)

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

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 18,100,000 ordinary shares warrants issued in connection with the Initial Public Offering (11,500,000) and Private Placement (6,600,000) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using Monte-Carlo simulations at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model at each measurement date and subsequently been measured based on the market price when separately listed and traded.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 4—Initial Public Offering

On January 28, 2020, the Company sold 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit in the Initial Public Offering. Each Unit consists of one Class A ordinary share, and one-half of one Public Warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (Note 6).

Note 5—Related Party Transactions

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6.6 million, and incurring offering costs of approximately $21,000. Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. Certain proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Note 6—Commitments and Contingencies

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

Note 7—Derivative Warrant Liabilities

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

Note 8—Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. There were no Class A ordinary shares issued and outstanding as of December 31, 2019. As of December 31, 2020, there were 23,000,000 Class A ordinary shares issued and outstanding, including 18,605,200 Class A ordinary shares subject to possible redemption that are classified as temporary equity in the accompanying balance sheets.

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

Note 9—Fair Value Measurements

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

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$230,548,847	$-	$-	$230,548,847
Liabilities:
Warrant liabilities - public warrants (restated)	$19,550,000	$-	$-	$19,550,000
Warrant liabilities - private warrants (restated)	$-	$-	$11,748,000	$11,748,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, when the Public Warrants were separately listed and traded.

The fair value of warrants issued in connection with the Private Placement has been estimated using Monte-Carlo simulations at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model at each measurement date and subsequently been measured based on the market price when separately listed and traded. The Company recognized approximately $21.4 million for the derivative warrant liabilities upon their issuance on January 28, 2020. For the year ended December 31, 2020, the Company recognized a charge to the statements of operations resulting from an increase in the fair value of liabilities of approximately $9.9 million presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2020 is summarized as follows:

Warrant liabilities at January 1, 2020	$-
Issuance of public and private warrants	21,392,000
Change in fair value of warrant liabilibites	9,906,000
Warrant liabilities at December 31, 2020	$31,298,000

The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	January 28, 2020
Exercise price	$11.50	$11.50	$11.50	$11.50	$11.50
Stock Price	$10.30	$10.00	$9.96	$9.50	$9.42
Term (in years)	5.58	5.83	6.08	6.33	6.50
Volatility	24.50%	23.10%	16.90%	10.50%	18.40%
Risk-free interest rate	0.44%	0.36%	0.40%	0.49%	1.54%
Dividend yield	-	-	-	-	-

Note 10—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued required potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Note 11—Quarterly Financial Information (Unaudited)

The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020, June 30, 2020 and March 31, 2020 that has been updated to reflect the restatement of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The Company has not amended its previously filed Quarterly Reports on Form 10-Q for the Affected Periods. The financial information that has been previously filed or otherwise reported for the Affected Periods are superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Periods contained in such previously filed reports should no longer be relied upon.

Unaudited Condensed Statements of Operations

	As of March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$231,737,329	$-	$231,737,329
Liabilities and shareholders’ equity
Total current liabilities	$253,013	$-	$253,013
Deferred underwriting commissions	8,050,000	-	8,050,000
Warrant liabilities	-	7,240,000	7,240,000
Total liabilities	8,303,013	7,240,000	15,543,013
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	218,434,310	(7,240,000)	211,194,310
Shareholders’ equity
Preferred shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	116	72	188
Class B ordinary shares - $0.0001 par value	575	-	575
Additional paid-in-capital	4,907,815	(11,909,562)	(7,001,747)
Retained earnings	91,500	11,909,490	12,000,990
Total shareholders’ equity	5,000,006	-	5,000,006
Total liabilities and shareholders’ equity	$231,737,329	$-	$231,737,329

	For the Three Months Ended March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
General and administrative expenses	$140,233	$1,452,000	$1,592,233
Administrative fees - related party	30,000	-	30,000
Loss from operations	(170,233)	(1,452,000)	(1,622,233)
Change in fair value of warrant liabilities	-	14,152,000	14,152,000
Offering costs associated with issuance of private placement warrants	-	(790,510)	(790,510)
Net gain from investments held in Trust Account	282,947	-	282,947
Net income	$112,714	$11,909,490	$12,022,204

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	19,715,037	-	19,715,037
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.01	$-	$0.01
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	7,837,776	-	7,837,776
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	$(0.02)	$1.52	$1.50

	For the Three Months Ended March 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net income	$112,714	$11,909,490	$12,022,204
Change in fair value of warrant liabilities	-	(14,152,000)	(14,152,000)
Share based compensation	-	1,452,000	1,452,000
Offering costs associated with issuance of public and private warrants	-	(790,510)	(790,510)

Net cash used in operating activities	(227,449)	-	(227,449)
Net cash used in investing activities	(230,000,000)	-	(230,000,000)
Net cash provided by financing activities	231,435,858	-	231,435,858
Net change in cash	$1,208,409	$-	$1,208,409

	As of June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$231,677,875	$-	$231,677,875
Liabilities and shareholders’ equity
Total current liabilities	$73,235	$-	$73,235
Deferred underwriting commissions	8,050,000	-	8,050,000
Warrant liabilities	-	18,824,000	18,824,000
Total liabilities	8,123,235	18,824,000	26,947,235
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	218,554,637	(18,824,000)	199,730,637
Shareholders’ equity
Preferred shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	119	188	307
Class B ordinary shares - $0.0001 par value	575	-	575
Additional paid-in-capital	4,787,485	(325,678)	4,461,807
Retained earnings (accumulated deficit)	211,824	325,490	537,314
Total shareholders’ equity	5,000,003	-	5,000,003
Total liabilities and shareholders’ equity	$231,677,875	$-	$231,677,875

	For the Six Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
General and administrative expenses	$230,650	$1,452,000	$1,682,650
Administrative fees - related party	60,000	-	60,000
Loss from operations	(290,650)	(1,452,000)	(1,742,650)
Change in fair value of warrant liabilities	-	2,568,000	2,568,000
Offering costs associated with issuance of public and private warrants	-	(790,510)	(790,510)
Net gain from investments held in Trust Account	523,688	-	523,688
Net income (loss)	$233,038	$325,490	$558,528

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	17,485,937	-	17,485,937
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$-	$0.03
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	7,740,711	-	7,740,711
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$(0.04)	$0.05	$0.01

	For the Three Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
General and administrative expenses	$90,417	$-	$90,417
Administrative fees - related party	30,000	-	30,000
Loss from operations	(120,417)	-	(120,417)
Change in fair value of warrant liabilities	-	(11,584,000)	(11,584,000)
Net gain from investments held in Trust Account	240,741	-	240,741
Net income	$120,324	$(11,584,000)	$(11,463,676)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	21,106,354	-	21,106,354
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.01	$-	$0.01
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	7,643,646	-	7,643,646
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.02)	$(1.51)	$(1.53)

	For the Six Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net income	$233,038	$325,490	$558,528
Change in fair value of warrant liabilities	-	(2,568,000)	(2,568,000)
Share based compensation	-	1,452,000	1,452,000
Offering costs associated with issuance of public and private warrants	-	(790,510)	(790,510)

Net cash used in operating activities	(379,249)	-	(379,249)
Net cash used in investing activities	(230,000,000)	-	(230,000,000)
Net cash provided by financing activities	231,339,602	-	231,339,602
Net change in cash	$960,353	$-	$960,353

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$231,600,223	$-	$231,600,223
Liabilities and shareholders’ equity
Total current liabilities	$146,701	$-	$146,701
Deferred underwriting commissions	8,050,000	-	8,050,000
Warrant liabilities	-	27,480,000	27,480,000
Total liabilities	8,196,701	27,480,000	35,676,701
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	218,403,515	(27,480,000)	190,923,515
Shareholders’ equity
Preferred shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	120	275	395
Class B ordinary shares - $0.0001 par value	575	-	575
Additional paid-in-capital	4,938,606	8,330,235	13,268,841
Retained earnings (accumulated deficit)	60,706	(8,330,510)	(8,269,804)
Total shareholders’ equity	5,000,007	-	5,000,007
Total liabilities and shareholders’ equity	$231,600,223	$-	$231,600,223

	For the Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
General and administrative expenses	$372,621	$1,452,000	$1,824,621
Administrative fees - related party	90,000	-	90,000
Loss from operations	(462,621)	(1,452,000)	(1,914,621)
Change in fair value of warrant liabilities	-	(6,088,000)	(6,088,000)
Offering costs associated with issuance of public and private warrants	-	(790,510)	(790,510)
Net gain from investments held in Trust Account	544,541	-	544,541
Net income (loss)	$81,920	$(8,330,510)	$(8,248,590)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	18,303,169	-	18,303,169
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$(0.01)	$0.02
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	8,106,502	-	8,106,502
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.06)	$(1.02)	$(1.07)

	For the Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
General and administrative expenses	$141,971	$-	$141,971
Administrative fees - related party	30,000	-	30,000
Loss from operations	(171,971)	-	(171,971)
Change in fair value of warrant liabilities	-	(8,656,000)	(8,656,000)
Net gain from investments held in Trust Account	20,853	-	20,853
Net income	$(151,118)	$(8,656,000)	$(8,807,118)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	19,919,867	-	19,919,867
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$-	$0.00
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	8,830,133	-	8,830,133
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.02)	$(0.98)	$(1.00)

	For the Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net income	$81,920	$(8,330,510)	$(8,248,590)
Change in fair value of warrant liabilities	-	6,088,000	6,088,000
Share based compensation	-	1,452,000	1,452,000
Offering costs associated with issuance of public and private warrants	-	(790,510)	(790,510)

Net cash used in operating activities	(423,684)	-	(423,684)
Net cash used in investing activities	(230,000,000)	-	(230,000,000)
Net cash provided by financing activities	231,339,602	-	231,339,602
Net change in cash	$915,918	$-	$915,918

Restated Unaudited Condensed Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2020, the three and six months ended June 30, 2020 and the three and nine months ended September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(21,214)	$3,786
Sale of units in initial public offering, less derivative liabilities for public warrants	23,000,000	2,300	-	-	216,657,700	-	216,660,000
Offering costs	-	-	-	-	(12,491,674)	-	(12,491,674)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	6,600,000	-	6,600,000
Warrant liabilities associated with issuance of private warrants	-	-	-	-	(6,600,000)	-	(6,600,000)
Initial value of ordinary shares subject to possible redemption	(21,831,945)	(2,183)	-	-	(218,317,267)	-	(218,319,450)
Change in value of ordinary shares subject to possible redemption	712,514	71	-	-	7,125,069	-	7,125,140
Net loss	-	-	-	-	-	12,022,204	12,022,204
Balance - March 31, 2020 (unaudited)	1,880,569	188	5,750,000	575	(7,001,747)	12,000,990	5,000,006
Ordinary shares subject to possible redemption	1,189,991	119	-	-	11,463,554	-	11,463,673
Net income	-	-	-	-	-	(11,463,676)	(11,463,676)
Balance - June 30, 2020 (unaudited)	3,070,560	307	5,750,000	575	4,461,807	537,314	5,000,003
Ordinary shares subject to possible redemption	880,682	88	-	-	8,807,034	-	8,807,122
Net loss	-	-	-	-	-	(8,807,118)	(8,807,118)
Balance - September 30, 2020 (unaudited)	3,951,242	$395	5,750,000	$575	$13,268,841	$(8,269,804)	$5,000,007

The following is a summary of the above adjustments to the respective periods in the amended unaudited condensed statements of changes in shareholder’s equity.

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
For the Three Months Ended March 31, 2020
Balance at March 31, 2020 - as previously reported	1,156,569	$116	5,750,000	$575	$4,907,815	$91,500	$5,000,006
Balance at March 31, 2020 - restatement adjustment	724,000	72	-	-	(11,909,562)	11,909,490	-
Balance at March 31, 2020 - as restated	1,880,569	$188	5,750,000	$575	$(7,001,747)	$12,000,990	$5,000,006

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
For the Six Months Ended June 30, 2020
Balance at June 30, 2020 - as previously reported	1,188,160	$119	5,750,000	$575	$4,787,485	$211,824	$5,000,003
Balance at June 30, 2020 - restatement adjustment	1,882,400	188	-	-	(325,678)	325,490	-
Balance at June 30, 2020 - as restated	3,070,560	$307	5,750,000	$575	$4,461,807	$537,314	$5,000,003

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
For the Nine Months Ended September 30, 2020
Balance at September 30, 2020 - as previously reported	1,203,242	$120	5,750,000	$575	$4,938,606	$60,706	$5,000,007
Balance at September 30, 2020 - restatement adjustment	2,748,000	275	-	-	8,330,235	(8,330,510)	-
Balance at September 30, 2020 - as restated	3,951,242	$395	5,750,000	$575	$13,268,841	$(8,269,804)	$5,000,007