Form 10-Q
period 2021-03-31
SCVX Corp.
filed 2021-07-14
CIK 1794717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

SCVX Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39190	98-1518469
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1220 L St NW, Suite 100-397
Washington, DC	20005
(Address of principal executive offices)	(Zip Code)

(202) 681-8461

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

As of July 13, 2021, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

SCVX CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCVX CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$767,176	$917,238
Prepaid expenses	105,575	61,423
Total current assets	872,751	978,661
Investments held in Trust Account	230,552,253	230,548,847
Total Assets	$231,425,004	$231,527,508

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,011,745	$1,001,499
Accrued expenses	478,526	6,000
Accrued expenses - related party	150,000	120,000
Total current liabilities	1,640,271	1,127,499
Deferred underwriting commissions	8,050,000	8,050,000
Warrant liabilities	18,166,000	31,298,000
Total Liabilities	27,856,271	40,475,499

Commitments and Contingencies (Note 5)
Class A ordinary shares, $0.0001 par value; 19,856,873 and 18,605,200 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	198,568,730	186,052,000

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,143,127 and 4,394,800 shares issued and outstanding (excluding 19,856,873 and 18,605,200 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	314	439
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	575	575
Additional paid-in capital	5,623,707	18,140,312
Accumulated deficit	(624,593)	(13,141,317)
Total shareholders’ equity	5,000,003	5,000,009
Total Liabilities and Shareholders’ Equity	$231,425,004	$231,527,508

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCVX CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Operating expenses
General and administrative expenses	$588,682	$1,592,233
Administrative fees - related party	30,000	30,000
Loss from operations	(618,682)	(1,622,233)
Change in fair value of warrant liabilities	13,132,000	14,152,000
Offering costs associated with warrants issuance	-	(790,510)
Net gain from investments held in Trust Account	3,406	282,947
Net income	$12,516,724	$12,022,204

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	18,619,107	19,715,037

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.01

Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	10,130,893	7,837,776

Basic and diluted net income per share, non-redeemable ordinary shares	$1.24	$1.50

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCVX CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021 and 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	4,394,800	$439	5,750,000	$575	$18,140,312	$(13,141,317)	$5,000,009
Ordinary shares subject to possible redemption	(1,251,673)	(125)	-	-	(12,516,605)	-	(12,516,730)
Net income	-	-	-	-	-	12,516,724	12,516,724
Balance - March 31, 2021	3,143,127	$314	5,750,000	$575	$5,623,707	$(624,593)	$5,000,003

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(21,214)	$3,786
Sale of units in initial public offering, less derivative liabilities for public warrants	23,000,000	2,300	-	-	216,657,700	-	216,660,000
Offering costs	-	-	-	-	(12,491,674)	-	(12,491,674)
Initial value of ordinary shares subject to possible redemption	(21,831,945)	(2,183)	-	-	(218,317,267)	-	(218,319,450)
Change in value of ordinary shares subject to possible redemption	712,514	71	-	-	7,125,069	-	7,125,140
Net income	-	-	-	-	-	12,022,204	12,022,204
Balance - March 31, 2020	1,880,569	$188	5,750,000	$575	$(7,001,747)	$12,000,990	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCVX CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net (loss) income	$12,516,724	$12,022,204
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party included in note payable	-	24,378
Change in fair value of warrant liabilities	(13,132,000)	(14,152,000)
Offering costs associated with issuance of public and private warrants	-	790,510
Share based compensation	-	1,452,000
Net gain from Investments held in Trust Account	(3,406)	(282,947)
Changes in operating assets and liabilities:
Prepaid expenses	(44,152)	(220,973)
Accounts payable	10,246	78,477
Accrued expenses	472,526	30,902
Accrued expenses - related party	30,000	30,000
Net cash used in operating activities	(150,062)	(227,449)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds from private placement	-	6,600,000
Offering costs paid	-	(5,025,099)
Repayment of note payable from related party	-	(139,043)
Net cash provided by financing activities	-	231,435,858

Net change in cash	(150,062)	1,208,409
Cash - beginning of the period	917,238	25,000
Cash - end of the period	$767,176	$1,233,409

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$-	$96,256
Offering costs included in accrued expenses	$-	$5,000
Offering costs included in note payable	$-	$4,600
Deferred underwriting commissions in connection with the initial public offering	$-	$8,050,000
Initial value of ordinary shares subject to possible redemption	$-	$218,319,450
Change in value of ordinary shares subject to possible redemption	$12,516,730	$114,860

The accompanying notes are an integral part of these unaudited condensed financial statements.

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations and Going Concern

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from November 15, 2019 (inception) through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On January 28, 2020, the Company consummated an initial public offering (the “Initial Public Offering”) of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, inclusive of $8.1 million in deferred underwriting commissions (Note 5). The Company’s sponsor is SCVX USA LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on January 23, 2020.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,600,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6.6 million, and incurring offering costs of approximately $21,000 (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”),located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act (as defined below), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern

As of March 31, 2021, the Company had approximately $767,000 in its operating bank accounts and working capital deficit of approximately $768,000.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, January 28, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Proposed Business Combination

On May 15, 2021, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Bloom Merger Sub Inc., a Delaware corporation and a wholly owned direct subsidiary of the Company (“Merger Sub”), and Bright Machines, Inc., a Delaware corporation (“Bright Machines”).

The Merger Agreement provides for, among other things, the following transactions: (i) at least one day prior to the Effective Time (as defined in the Merger Agreement), the Company will become a Delaware corporation (the “Redomicile”), (ii) immediately prior to the Effective Time, each outstanding share of preferred stock of Bright Machines will automatically convert into a share of common stock of Bright Machines, par value $0.0001 per share (“Bright Machines Common Stock”), at the then-effective conversion rate as calculated pursuant to the terms of the governing documents of Bright Machines (the “Preferred Stock Conversion”), (iii) at the Effective Time, Merger Sub will merge with and into Bright Machines, with Bright Machines as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly owned subsidiary of the Company (the “Merger”), with Bright Machines having the option to elect to cause the parties to restructure the transactions to add a second merger to take place immediately after the Effective Time whereby Bright Machines, as the surviving company in the Merger, would merge with and into the Company or a new limited liability company that is a wholly owned subsidiary of the Company and (iv) at the Effective Time, the Company’s name will be changed to “Bright Machines, Inc.” The Redomicile, the Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination”.

The Business Combination is expected to close in the second half of 2021, following the receipt of the required approval by the Company’s shareholders and the fulfillment of other customary closing conditions. The Company will apply to list the securities of the combined company on Nasdaq effective as of no later than the Effective Time of the Merger.

In accordance with the terms and subject to the conditions of the Merger Agreement, each share of Bright Machines Common Stock, following the Preferred Stock Conversion and other than any Cancelled Shares (as defined in the Merger Agreement) and Dissenting Shares (as defined in the Merger Agreement) shall be converted into the right to receive a number of shares of duly authorized, validly issued, fully paid and nonassessable common stock, par value $0.0001 per share, of the Company (“Company Common Stock”) at an exchange ratio determined in accordance with the Merger Agreement based on a pre-money enterprise value of Bright Machines of $1.1 billion and $10.00 price per share of Company Common Stock. In addition, in the event that the closing sale price of Company Common Stock exceeds certain price thresholds for 20 out of any 30 consecutive trading days during the first five years following the closing of the Business Combination (the “Closing”), up to an additional 23,000,000 shares of Company Common Stock may be issued to the parties that were holders of Bright Machines Common Stock immediately prior to the Effective Time of the Merger.

Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to such investors, an aggregate of 20,500,000 shares of Class A ordinary shares of the Company for a purchase price of $10.00 per share, for aggregate gross proceeds of $205,000,000 (the “PIPE Financing”). The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination.

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on July 13, 2021.

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

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

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

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2021 and December 31, 2020 within the operating cash account. The entire balance of investments held in Trust Account as of March 31, 2021 and December 31, 2020 are comprised of cash equivalents.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses and accrued expenses – related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities.

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

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s statements of operations include a presentation of income (loss) per share for ordinary share subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary share subject to possible redemption is calculated by dividing the proportionate share of net gain from investments held in Trust Account, by the weighted average number of Class A ordinary share subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary share is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A ordinary share subject to possible redemption, by the weighted average number of non-redeemable ordinary share outstanding for the period.

Non-redeemable ordinary share includes Class B ordinary shares and non-redeemable shares of Class A ordinary shares. Non-redeemable ordinary share participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Class A ordinary shares subject to possible redemption
Numerator:
Net gain from investments held in Trust Account	$2,940	$259,812
Net income attributable to Class A ordinary shares subject to possible redemption	$2,940	$259,812
Denominator:
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	18,619,107	19,715,037
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.01

Non-redeemable ordinary shares
Numerator:
Net income	$12,516,724	$12,022,204
Less: Net income attributable to Class A ordinary shares subject to possible redemption	(2,940)	(259,812)
Net income (loss) attributable to non-redeemable ordinary shares	$12,513,784	$11,762,392
Denominator:
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	10,130,893	7,837,776
Basic and diluted net income per share, non-redeemable ordinary shares	$1.24	$1.50

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

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Share Based Compensation

The Company records non-cash compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued shares purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 18,100,000 warrants issued in connection with its Initial Public Offering (11,500,000) and Private Placement (6,600,000) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using Monte-Carlo simulations at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured at each measurement date based on the market price of such warrants.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Note 3 — Initial Public Offering

On January 28, 2020, the Company sold 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit in the Initial Public Offering. Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (Note 7).

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under any Working Capital Loans.

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $0 in expenses in connection with such services during the three months ended March 31, 2021 and 2020, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of March 31, 2021 and December 31, 2020, $150,000 and $120,000 in accrued expenses with related party were outstanding, respectively, as reflected in the accompanying unaudited condensed balance sheets.

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

Note 6 — Derivative Warrant Liabilities

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

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 23,000,000 Class A ordinary shares outstanding, including 19,856,873 and 18,605,200 Class A ordinary shares subject to possible redemption, respectively, that are classified as temporary equity in the accompanying balance sheets.

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares outstanding.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Note 8 - Fair Value Measurements

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

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$230,552,253	$-	$-	$230,552,253
Liabilities:
Warrant liabilities - public warrants	$11,500,000	$-	$-	$11,500,000
Warrant liabilities - private warrants	$-	$-	$6,666,000	$6,666,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$230,548,847	$-	$-	$230,548,847
Liabilities:
Warrant liabilities - public warrants	$19,550,000	$-	$-	$19,550,000
Warrant liabilities - private warrants	$-	$-	$11,748,000	$11,748,000

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

The fair value of warrants issued in connection with the Private Placement has been estimated using Monte-Carlo simulations at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model at each measurement date and subsequently been measured based on the market price when separately listed and traded. For the three months ended March 31, 2021, the Company recognized a charge to the statements of operations resulting from a decrease in the fair value of liabilities of approximately $13.1 million presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

The change in the fair value of the derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Warrant liabilities at December 31, 2020	$31,298,000
Change in fair value of warrant liabilibites	(13,132,000)
Warrant liabilities at March 31, 2021	$18,166,000

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

SCVX CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as of March 31, 2021:

March 31, 2021
Exercise price	$11.50
Stock Price	$9.86
Term (in years)	5.33
Volatility	16.90%
Risk-free interest rate	1.06%
Dividend yield	-

Note 9 — Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those relating to the proposed Business Combination described below and those described in our other SEC filings.

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

Proposed Business Combination

On May 15, 2021, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, Bloom Merger Sub Inc., a Delaware corporation and a wholly owned direct subsidiary of the Company (“Merger Sub”), and Bright Machines, Inc., a Delaware corporation (“Bright Machines”).

The Merger Agreement provides for, among other things, the following transactions: (i) at least one day prior to the Effective Time (as defined in the Merger Agreement), we will become a Delaware corporation (the “Redomicile”), (ii) immediately prior to the Effective Time, each outstanding share of preferred stock of Bright Machines will automatically convert into a share of common stock of Bright Machines, par value $0.0001 per share (“Bright Machines Common Stock”), at the then-effective conversion rate as calculated pursuant to the terms of the governing documents of Bright Machines (the “Preferred Stock Conversion”), (iii) at the Effective Time, Merger Sub will merge with and into Bright Machines, with Bright Machines as the surviving company in the merger and, after giving effect to such merger, continuing as our wholly owned subsidiary (the “Merger”), with Bright Machines having the option to elect to cause the parties to restructure the transactions to add a second merger to take place immediately after the Effective Time whereby Bright Machines, as the surviving company in the Merger, would merge with and into us or a new limited liability company that is our wholly owned subsidiary and (iv) at the Effective Time, our name will be changed to “Bright Machines, Inc.” The Redomicile, the Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination”.

The Business Combination is expected to close in the second half of 2021, following the receipt of the required approval by our shareholders and the fulfillment of other customary closing conditions. We will apply to list the securities of the combined company on Nasdaq effective as of no later than the Effective Time of the Merger.

In accordance with the terms and subject to the conditions of the Merger Agreement, each share of Bright Machines Common Stock, following the Preferred Stock Conversion and other than any Cancelled Shares (as defined in the Merger Agreement) and Dissenting Shares (as defined in the Merger Agreement) shall be converted into the right to receive a number of shares of our duly authorized, validly issued, fully paid and nonassessable common stock, par value $0.0001 per share (“Company Common Stock”), at an exchange ratio determined in accordance with the Merger Agreement based on a pre-money enterprise value of Bright Machines of $1.1 billion and $10.00 price per share of Company Common Stock. In addition, in the event that the closing sale price of Company Common Stock exceeds certain price thresholds for 20 out of any 30 consecutive trading days during the first five years following the closing of the Business Combination (the “Closing”), up to an additional 23,000,000 shares of Company Common Stock may be issued to the parties that were holders of Bright Machines Common Stock immediately prior to the Effective Time of the Merger.

Concurrently with the execution of the Merger Agreement, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and we agreed to issue and sell to such investors, an aggregate of 20,500,000 of our Class A ordinary shares for a purchase price of $10.00 per share, for aggregate gross proceeds of $205,000,000 (the “PIPE Financing”). The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination.

Results of Operations

Our entire activity since inception up to March 31, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for and efforts toward completing an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2021, we had net income of approximately $12.5 million, which consisted of approximately $3,000 in interest earned from investments held in the Trust Account and approximately $13.1 million gain from change in fair value of warrant liabilities, offset by approximately $589,000 in general and administrative expenses and $30,000 of related party administrative fees.

For the three months ended March 31, 2020, we had net income of approximately $12.0 million, which consisted of approximately $14.2 million gain from change in the fair value of warrant liabilities, $283,000 in interest earned from investments held in the Trust Account, offset by approximately $1.6 million in general and administrative expenses, $30,000 related party administrative fee and approximately $791,000 offering costs associated with issued public and private warrants.

Liquidity, Capital Resources and Going Concern

As of March 31, 2021, we had approximately $767,000 in our operating bank accounts, and working capital deficit of approximately $768,000.

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

Based on the foregoing, management has determined that the working capital deficit raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate, January 28, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Support Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 and $0 in expenses in connection with such services during the three months ended March 31, 2021 and 2020, respectively, as reflected in the accompanying unaudited condensed statements of operations. As of March 31, 2021 and December 31, 2020, $150,000 and $120,000 in accrued expenses with related party were outstanding, respectively, as reflected in the accompanying unaudited condensed balance sheets.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

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

Our statements of operations include a presentation of income (loss) per share for ordinary share subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary share subject to possible redemption is calculated by dividing the proportionate share of net gain from investments held in Trust Account, by the weighted average number of Class A ordinary share subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary share is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A ordinary share subject to possible redemption, by the weighted average number of non-redeemable ordinary share outstanding for the period.

Non-redeemable ordinary share includes Class B ordinary shares and non-redeemable shares of Class A ordinary shares. Non-redeemable ordinary share participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued shares purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for its 18,100,000 warrants issued in connection with its Initial Public Offering (11,500,000) and Private Placement (6,600,000) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using Monte-Carlo simulations at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured at each measurement date based on the market price of such warrants.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. On January 28, 2020, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Controls over Financial Reporting” included in our Annual Report on Form 10-K/A as filed with the SEC on July 13, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K/A as filed with the SEC on July 13, 2021.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $13.3 million, inclusive of $4.6 million in underwriting discounts and $8.1 million in deferred underwriting commissions. Substantially concurrently with the closing of the Initial Public Offering, we also repaid our Sponsor $139,000 in full satisfaction of the Note. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will become payable solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement) and other offering costs and expenses, the net proceeds from the Initial Public Offering and Private Placement was approximately $231.4 million. A total of $230.0 million, comprised of certain of the net proceeds of the Initial Public Offering and the Private Placement, was placed in the Trust Account, and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. As of March 31, 2021, we held approximately $767,000 outside of the Trust Account available to us for our activities in connection with identifying a suitable Business Combination and for general working capital purposes.

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