Form 10-Q
period 2021-06-30
SCVX Corp.
filed 2021-08-17
CIK 1794717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

SCVX CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCVX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$501,399	$917,238
Prepaid expenses	54,425	61,423
Total current assets	555,824	978,661
Investments held in Trust Account	230,555,734	230,548,847
Total Assets	$231,111,558	$231,527,508

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$1,112,667	$1,001,499
Accrued expenses	899,809	6,000
Accrued expenses - related party	180,000	120,000
Total current liabilities	2,192,476	1,127,499
Deferred underwriting commissions	8,050,000	8,050,000
Warrant liabilities	19,565,000	31,298,000
Total Liabilities	29,807,476	40,475,499

Commitments and Contingencies (Note 5)

Class A ordinary shares, $0.0001 par value; 19,630,408 and 18,605,200 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	196,304,080	186,052,000

Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,369,592 and 4,394,800 shares issued and outstanding (excluding 19,630,408 and 18,605,200 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	337	439
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	7,888,334	18,140,312
Accumulated deficit	(2,889,244)	(13,141,317)
Total shareholders’ equity	5,000,002	5,000,009
Total Liabilities and Shareholders’ Equity	$231,111,558	$231,527,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCVX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating expenses
General and administrative expenses	$839,132	$90,417	$1,427,814	$1,682,650
Administrative fees - related party	30,000	30,000	60,000	60,000
Loss from operations	(869,132)	(120,417)	(1,487,814)	(1,742,650)
Change in fair value of warrant liabilities	(1,399,000)	(11,584,000)	11,733,000	2,568,000
Offering costs associated with warrants issuance	-	-	-	(790,510)
Net gain from investments held in Trust Account	3,481	240,741	6,887	523,688
Net (loss) income	$(2,264,651)	$(11,463,676)	$10,252,073	$558,528

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	19,854,384	21,106,354	19,240,158	17,485,937

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.01	$0.00	$0.03

Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	8,895,616	7,643,646	9,509,842	7,740,711

Basic and diluted net (loss) income per share, non-redeemable ordinary shares	$(0.25)	$(1.53)	$1.08	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCVX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2020	4,394,800	$439	5,750,000	$575	$18,140,312	$(13,141,317)	$5,000,009
Ordinary shares subject to possible redemption	(1,251,673)	(125)	-	-	(12,516,605)	-	(12,516,730)
Net income	-	-	-	-	-	12,516,724	12,516,724
Balance - March 31, 2021 (unaudited)	3,143,127	314	5,750,000	575	5,623,707	(624,593)	5,000,003
Ordinary shares subject to possible redemption	226,465	23	-	-	2,264,627	-	2,264,650
Net loss	-	-	-	-	-	(2,264,651)	(2,264,651)
Balance - June 30, 2021 (unaudited)	3,369,592	$337	5,750,000	$575	$7,888,334	$(2,889,244)	$5,000,002

For the Three and Six Months Ended June 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(21,214)	$3,786
Sale of units in initial public offering, less derivative liabilities for public warrants	23,000,000	2,300	-	-	216,657,700	-	216,660,000
Offering costs	-	-	-	-	(12,491,674)	-	(12,491,674)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	6,600,000	-	6,600,000
Warrant liabilities associated with issuance of private warrants	-	-	-	-	(6,600,000)	-	(6,600,000)
Initial value of ordinary shares subject to possible redemption	(21,831,945)	(2,183)	-	-	(218,317,267)	-	(218,319,450)
Change in value of ordinary shares subject to possible redemption	712,514	71	-	-	14,126,816	(7,001,747)	7,125,140
Net income	-	-	-	-	-	12,022,204	12,022,204
Balance - March 31, 2020 (unaudited)	1,880,569	188	5,750,000	575	-	4,999,243	5,000,006
Ordinary shares subject to possible redemption	1,189,991	119	-	-	4,461,807	7,001,747	11,463,673
Net loss	-	-	-	-	-	(11,463,676)	(11,463,676)
Balance - June 30, 2020 (unaudited)	$3,070,560	$307	$5,750,000	$575	$4,461,807	$537,314	$5,000,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCVX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net income	$10,252,073	$558,528
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party included in note payable	-	24,378
Change in fair value of warrant liabilities	(11,733,000)	(2,568,000)
Offering costs associated with warrants issuance	-	790,510
Share based compensation	-	1,452,000
Net gain from Investments held in Trust Account	(6,887)	(523,688)
Changes in operating assets and liabilities:
Prepaid expenses	6,998	(168,834)
Accounts payable	111,168	(5,923)
Accrued expenses	893,809	1,780
Accrued expenses - related party	60,000	60,000
Net cash used in operating activities	(415,839)	(379,249)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds from private placement	-	6,600,000
Offering costs paid	-	(5,121,355)
Repayment of note payable from related party	-	(139,043)
Net cash provided by financing activities	-	231,339,602

Net change in cash	(415,839)	960,353

Cash - beginning of the period	917,238	25,000
Cash - end of the period	$501,399	$985,353

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$-	$5,000
Offering costs included in note payable	$-	$4,600
Deferred underwriting commissions in connection with the initial public offering	$-	$8,050,000
Initial value of ordinary shares subject to possible redemption	$-	$218,319,450
Change in value of ordinary shares subject to possible redemption	$10,252,080	$235,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from November 15, 2019 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the trust account from the proceeds derived from the Initial Public Offering.

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

The Company will provide its holders (the “Public Shareholders”) of its Class A ordinary shares, par value $0.0001, sold in the Initial Public Offering, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s Chief Financial Officer (or his or her designee) prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Going Concern

As of June 30, 2021, the Company had approximately $501,000 in its operating bank accounts and a working capital deficit of approximately $1.6 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, January 28, 2022. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on July 13, 2021.

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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2021 and December 31, 2020 within the operating cash account. The entire balance of investments held in Trust Account as of June 30, 2021 and December 31, 2020 are comprised of cash equivalents.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” (“ASC 820”) equal or approximate the carrying amounts represented in the unaudited condensed consolidated balance sheets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,100,000 shares of Class A ordinary share in the calculation of diluted loss per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The Company’s unaudited condensed consolidated statements of operations include a presentation of income (loss) per share for ordinary share subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted, for Class A ordinary share subject to possible redemption is calculated by dividing the proportionate share of net gain from investments held in Trust Account, by the weighted average number of Class A ordinary share subject to possible redemption outstanding for the period.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary share is calculated by dividing the net income (loss), adjusted for income on marketable securities attributable to Class A ordinary share subject to possible redemption, by the weighted average number of non-redeemable ordinary share outstanding for the period.

Non-redeemable ordinary share includes Class B ordinary shares and non-redeemable shares of Class A ordinary shares. Non-redeemable ordinary share participates in the income on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Class A ordinary shares subject to possible redemption
Numerator:
Net gain from investments held in Trust Account	$2,971	$208,601	$5,878	$453,774
Net income attributable to Class A ordinary shares subject to possible redemption	$2,971	$208,601	$5,878	$453,774
Denominator:
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	19,854,384	21,106,354	19,240,158	17,485,937
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.01	$0.00	$0.03

Non-redeemable ordinary shares
Numerator:
Net (loss) income	$(2,264,651)	$(11,463,676)	$10,252,073	$558,528
Less: Net income attributable to Class A ordinary shares subject to possible redemption	(2,971)	(208,601)	(5,878)	(453,774)
Net (loss) income attributable to non-redeemable ordinary shares	$(2,267,622)	$(11,672,277)	$10,246,195	$104,754
Denominator:
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	8,895,616	7,643,646	9,509,842	7,740,711
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	$(0.25)	$(1.53)	$1.08	$0.01

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and six months ended June 30, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company is considered a Cayman Islands exempted company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Share-Based Compensation

The Company records non-cash compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to FASB ASC Topic 718, “Share-based Compensation.”

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued shares purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its warrants issued in connection with its Initial Public Offering and Private Placement as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using Monte-Carlo simulations at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the market price of such warrants when separately listed and traded.

Recent Accounting Pronouncements

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

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $60,000 in expenses in connection with such services during the three and six months ended June 30, 2021 and 2020, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, $180,000 and $120,000 in accrued expenses with related party were outstanding, respectively, as reflected in the accompanying unaudited condensed consolidated balance sheets.

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

Note 6 —Warrants

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

Note 7 — Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 23,000,000 Class A ordinary shares outstanding, including 19,630,408 and 18,605,200 Class A ordinary shares subject to possible redemption, respectively, that are classified as temporary equity in the accompanying unaudited condensed consolidated balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares outstanding.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Note 8 — Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$230,555,734	$-	$-	$230,555,734
Liabilities:
Warrant liabilities - public warrants	$12,305,000	$-	$-	$12,305,000
Warrant liabilities - private warrants	$-	$-	$7,260,000	$7,260,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$230,548,847	$-	$-	$230,548,847
Liabilities:
Warrant liabilities - public warrants	$19,550,000	$-	$-	$19,550,000
Warrant liabilities - private warrants	$-	$-	$11,748,000	$11,748,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021.

The fair value of warrants issued in connection with the Private Placement has been estimated using Monte-Carlo simulation at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation at each measurement date and subsequently been measured based on the market price when separately listed and traded. For the three and six months ended June 30, 2021, the Company recognized a charge to the unaudited condensed consolidated statements of operations resulting from a increase in the fair value of warrant liabilities of approximately $1.4 million and an decrease in the fair value of warrant liabilities of approximately $11.7 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

The change in the fair value of the Level 3 derivative warrant liabilities for three and six months ended June 30, 2021 is summarized as follows:

Warrant liabilities at December 31, 2020	$11,748,000.00
Change in fair value of warrant liabilities	(5,082,000)
Warrant liabilities at March 31, 2021	6,666,000
Change in fair value of warrant liabilities	594,000
Warrant liabilities at June 30, 2021	$7,260,000

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for warrant liabilities as their measurement dates:

	June 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$9.89	$10.30
Term (in years)	5.34	5.58
Volatility	16.50%	24.50%
Risk-free interest rate	0.92%	0.44%
Dividend yield	-	-

Note 9 — Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed consolidated financial statements were issued required potential adjustment to or disclosure in the unaudited condensed consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognize or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “SCVX Corp.” “our,” “us” or “we” refer to SCVX Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for and efforts toward completing an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2021, we had net loss of approximately $2.3 million, which consisted of approximately $839,000 general and administrative expenses, $30,000 of related part administrative fees and approximately $1.4 million loss from change in fair value of warrant liabilities, partially offset by approximately $4,000 in interest earned from investments held in the Trust Account.

For the six months ended June 30, 2021, we had net income of approximately $10.3 million, which consisted of approximately $7,000 in interest earned from investments held in the Trust Account and approximately $11.7 million gain from change in fair value of warrant liabilities, partially offset by approximately $1.4 million in general and administrative expenses and $60,000 of related party administrative fees.

For the three months ended June 30, 2020, we had net loss of approximately $11.5 million, which consisted of approximately $90,000 general and administrative expenses, $30,000 of related part administrative fees and approximately $11.6 million loss from change in fair value of warrant liabilities, partially offset by approximately $241,000 in interest earned from investments held in the Trust Account.

For the six months ended June 30, 2020, we had net income of approximately $559,000, which consisted of approximately $2.6 million gain from change in the fair value of warrant liabilities, $524,000 in interest earned from investments held in the Trust Account, partially offset by approximately $1.7 million in general and administrative expenses, $60,000 related party administrative fee and approximately $791,000 offering costs associated with issued public and private warrants.

Liquidity, Capital Resources and Going Concern

As of June 30, 2021, we had approximately $501,000 in our operating bank accounts and working capital deficit of approximately $1.6 million.

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

Based on the foregoing, management has determined that the working capital deficit raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate, January 28, 2022. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Support Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 and $60,000 in expenses in connection with such services during the three and six months ended June 30, 2021 and 2020, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, $180,000 and $120,000 in accrued expenses with related party were outstanding, respectively, as reflected in the accompanying unaudited condensed consolidated balance sheets.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption at the redemption amount are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed consolidated balance sheets.

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net (income) loss by the weighted-average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 18,100,000 shares of Class A ordinary share in the calculation of diluted loss per ordinary share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Our unaudited condensed consolidated statements of operations include a presentation of income (loss) per share for ordinary share subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted, for Class A ordinary share subject to possible redemption is calculated by dividing the proportionate share of net gain from investments held in Trust Account, by the weighted average number of Class A ordinary share subject to possible redemption outstanding for the period.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary share is calculated by dividing the net income (loss), adjusted for income on marketable securities attributable to Class A ordinary share subject to possible redemption, by the weighted average number of non-redeemable ordinary share outstanding for the period.

Non-redeemable ordinary share includes Class B ordinary shares and non-redeemable shares of Class A ordinary shares. Non-redeemable ordinary share participates in the income on marketable securities based on non-redeemable shares’ proportionate interest.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued shares purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for its warrants issued in connection with its Initial Public Offering and Private Placement as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed consolidated statements of operations. The fair value of warrants issued in connection with the Private Placement has been estimated using Monte-Carlo simulations at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation and subsequently been measured at each measurement date based on the market price of such warrants when separately listed and traded.

Recent Accounting Pronouncements

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

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. On January 28, 2020, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Controls over Financial Reporting” included in our Annual Report on Form 10-K/A as filed with the SEC on July 13, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $13.3 million, inclusive of $4.6 million in underwriting discounts and $8.1 million in deferred underwriting commissions. Substantially concurrently with the closing of the Initial Public Offering, we also repaid our Sponsor $139,000 in full satisfaction of the Note. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will become payable solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement) and other offering costs and expenses, the net proceeds from the Initial Public Offering and Private Placement was approximately $231.4 million. A total of $230.0 million, comprised of certain of the net proceeds of the Initial Public Offering and the Private Placement, was placed in the Trust Account, and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. As of June 30, 2021, we held approximately $767,000 outside of the Trust Account available to us for our activities in connection with identifying a suitable Business Combination and for general working capital purposes.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated as of May 15, 2021, by and among SCVX Corp., Bloom Merger Sub Inc., and Bright Machines, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39190) filed on May 17, 2021).

10.1	Sponsor Support Agreement, dated as of May 15, 2021, by and among SCVX USA LLC, SCVX Corp., XN LP, Bright Machines, Inc. and certain other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39190) filed on May 17, 2021).

31.1	Certification of Chief Executive Officer and Director (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Secretary (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Director (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Secretary (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SCVX Corp.

Date: August 16, 2021	By:	/s/ Michael Doniger
	Name:	Michael Doniger
	Title:	Chief Executive Officer and Chairman