Form 10-Q
period 2021-09-30
SCVX Corp.
filed 2021-11-29
CIK 1794717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 29, 2021, 23,000,000 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

SCVX CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Restated & Unaudited)	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

SIGNATURES		32

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCVX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated & Unaudited)
Assets:
Current assets:
Cash	$341,458	$917,238
Prepaid expenses	85,912	61,423
Total current assets	427,370	978,661
Investments held in Trust Account	230,559,215	230,548,847
Total Assets	$230,986,585	$231,527,508

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,138,285	$1,001,499
Accrued expenses	1,453,569	6,000
Accrued expenses - related party	210,000	120,000
Total current liabilities	2,801,854	1,127,499
Deferred underwriting commissions	8,050,000	8,050,000
Warrant liabilities	14,678,000	31,298,000
Total Liabilities	25,529,854	40,475,499

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at $10.02 per share as of September 30, 2021 and December 31, 2020	230,559,215	230,548,847

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	575	575
Accumulated deficit	(25,103,059)	(39,497,413)
Total shareholders’ deficit	(25,102,484)	(39,496,838)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$230,986,585	$231,527,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCVX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating expenses
General and administrative expenses	$707,832	$141,971	$2,135,646	$1,824,621
Administrative fees - related party	30,000	30,000	90,000	90,000
Loss from operations	(737,832)	(171,971)	(2,225,646)	(1,914,621)
Change in fair value of warrant liabilities	4,887,000	(8,656,000)	16,620,000	(6,088,000)
Offering costs associated with warrants issuance	-	-	-	(790,510)
Net gain from investments held in Trust Account	3,481	20,853	10,368	544,541
Net income (loss)	$4,152,649	$(8,807,118)	$14,404,722	$(8,248,590)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	23,000,000	23,000,000	20,733,577

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.14	$(0.31)	$0.50	$(0.31)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,750,000	5,750,000	5,750,000	5,676,095

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.14	$(0.31)	$0.50	$(0.31)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCVX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares					Total
	Class A		Class B		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance - December 31, 2020 - restated	-	$-	5,750,000	$575	$(39,497,413)	$(39,496,838)
Accretion on Class A ordinary shares subject to possible redemption amount (restated)	-	-	-	-	(3,406)	(3,406)
Net income	-	-	-	-	12,516,724	12,516,724
Balance - March 31, 2021 (unaudited) - restated	-	-	5,750,000	575	(26,984,095)	(26,983,520)
Accretion on Class A ordinary shares subject to possible redemption amount (restated)	-	-	-	-	(3,481)	(3,481)
Net loss	-	-	-	-	(2,264,651)	(2,264,651)
Balance - June 30, 2021 (unaudited) - restated	-	-	5,750,000	575	(29,252,227)	(29,251,652)
Accretion on Class A ordinary shares subject to possible redemption amount (restated)	-	-	-	-	(3,481)	(3,481)
Net income	-	-	-	-	4,152,649	4,152,649
Balance - September 30, 2021 (unaudited)	-	$-	5,750,000	$575	$(25,103,059)	$(25,102,484)

For the Three and Nine Months Ended September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(21,214)	$3,786
Accretion on Class A ordinary shares subject to possible redemption amount (restated)	-	-	-	-	(24,425)	(26,090,196)	(26,114,621)
Net income	-	-	-	-	-	12,022,204	12,022,204
Balance - March 31, 2020 (unaudited) - restated	-	-	5,750,000	575	-	(14,089,206)	(14,088,631)
Accretion on Class A ordinary shares subject to possible redemption amount (restated)	-	-	-	-	-	(240,741)	(240,741)
Net loss	-	-	-	-	-	(11,463,676)	(11,463,676)
Balance - June 30, 2020 (unaudited) - restated	-	-	5,750,000	575	-	(25,793,623)	(25,793,048)
Accretion on Class A ordinary shares subject to possible redemption amount (restated)	-	-	-	-	-	(20,853)	(20,853)
Net loss	-	-	-	-	-	(8,807,118)	(8,807,118)
Balance - September 30, 2020 (unaudited) - restated	-	$-	5,750,000	$575	$-	$(34,621,594)	$(34,621,019)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCVX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$14,404,722	$(8,248,590)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party included in note payable	-	24,378
Change in fair value of warrant liabilities	(16,620,000)	6,088,000
Offering costs associated with warrants issuance	-	790,510
Share based compensation	-	1,452,000
Net gain from Investments held in Trust Account	(10,368)	(544,541)
Changes in operating assets and liabilities:
Prepaid expenses	(24,489)	(114,764)
Accounts payable	136,786	36,043
Accrued expenses	1,447,569	3,280
Accrued expenses - related party	90,000	90,000
Net cash used in operating activities	(575,780)	(423,684)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds from private placement	-	6,600,000
Offering costs paid	-	(5,121,355)
Repayment of note payable from related party	-	(139,043)
Net cash provided by financing activities	-	231,339,602

Net change in cash	(575,780)	915,918

Cash - beginning of the period	917,238	25,000
Cash - end of the period	$341,458	$940,918

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$-	$5,000
Offering costs included in note payable	$-	$4,600
Deferred underwriting commissions in connection with the initial public offering	$-	$8,050,000
Accretion on Class A ordinary shares subject to possible redemption amount (restated)	$10,368	$26,376,215

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from November 15, 2019 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the trust account from the proceeds derived from the Initial Public Offering.

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

Going Concern

As of September 30, 2021, the Company had approximately $341,000 in its operating bank accounts and a working capital deficit of approximately $2.4 million.

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

The Business Combination is subject to approval by the Company’s shareholders and the fulfillment of other customary closing conditions. The Company will apply to list the securities of the combined company on Nasdaq effective as of no later than the Effective Time of the Merger.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the SEC on July 13, 2021.

Principles of Consolidation

The condensed consolidated financial statements of the Company include its wholly-owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

Restatement to Previously Reported Financial Statements

The Company applies ASC 480 in classifying and measuring is Class A ordinary shares. This included classifying the Class A ordinary shares subject to possible redemption in temporary equity in the Company’s condensed balance sheets. However, the Company’s Amended and Restated Memorandum and Articles of Association specify that it will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon closing a Business Combination. As such, the Company has historically maintained shareholders’ equity of at least $5,000,001 by classifying a portion of the outstanding Class A ordinary shares in permanent equity.

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly presented its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that all of the Class A ordinary issued in the Initial Public Offering and Over-Allotment can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the initial and subsequent carrying value of temporary equity should include all outstanding Class A ordinary shares, irrespective of the aggregate limitation on redemptions. As a result, the Company restated its previously filed financial statements to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and the Over-Allotment. The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K with its audited balance sheet as of January 28, 2020 (the "Post-IPO Balance Sheet"), the Form 10-K/A as of and for the year ended December 31, 2020, and the Form 10-Qs for the quarterly periods ended March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, and June 30, 2021 (the "Affected Periods").  The Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares.

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021 and the statement of operations and statement of cash flows for the three months ended March 31, 2021:

	As of March 31, 2021
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Balance Sheet
Total Assets	$231,425,004	-	$231,425,004
Total liabilities	$27,856,271	-	$27,856,271
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	198,568,730	31,983,523	230,552,253
Shareholders’ equity (deficit)
Preferred shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	314	(314)	-
Class B ordinary shares - $0.0001 par value	575	-	575
Additional paid-in-capital	5,623,707	(5,623,707)	-
Accumulated deficit	(624,593)	(26,359,502)	(26,984,095)
Total shareholders’ equity (deficit)	5,000,003	(31,983,523)	(26,983,520)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$231,425,004	$-	$231,425,004

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Operations
Loss from operations	$(618,682)	$-	$(618,682)
Other (expense) income:
Change in fair value of warrant liabilities	13,132,000	-	13,132,000
Net gain from investments held in Trust Account	3,406	-	3,406
Total other income	13,135,406	-	13,135,406
Net income	$12,516,724	$-	$12,516,724

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	18,619,107	4,380,893	23,000,000
Basic and diluted net income per Class A ordinary share	$0.00	$0.44	$0.44
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	10,130,893	(4,380,893)	5,750,000
Basic and diluted net income per Class B ordinary share	$1.24	$(0.80)	$0.44

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Change in fair value of Class A ordinary shares subject to possible redemption	$12,516,730	$(12,516,730)	$-
Accretion of Class A ordinary shares subject to redemption amount	$-	$3,406	$3,406

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021, the statement of operations for the three and six month periods ended June 30, 2021 and statement of cash flows for the six months ended June 30, 2021:

	As of June 30, 2021
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Balance Sheet
Total Assets	$231,111,558	-	$231,111,558
Total liabilities	$29,807,476	-	$29,807,476
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	196,304,080	34,251,654	230,555,734
Shareholders’ equity (deficit)
Preferred shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	337	(337)	-
Class B ordinary shares - $0.0001 par value	575	-	575
Additional paid-in-capital	7,888,334	(7,888,334)	-
Accumulated deficit	(2,889,244)	(26,362,983)	(29,252,227)
Total shareholders’ equity (deficit)	5,000,002	(34,251,654)	(29,251,652)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$231,111,558	$-	$231,111,558

	For the Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Operations
Loss from operations	$(869,132)	$-	$(869,132)
Other (expense) income:
Change in fair value of warrant liabilities	(1,399,000)	-	(1,399,000)
Net gain from investments held in Trust Account	3,481	-	3,481
Total other expense	(1,395,519)	-	(1,395,519)
Net loss	$(2,264,651)	$-	$(2,264,651)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	19,854,384	3,145,616	23,000,000
Basic and diluted net loss per Class A ordinary share	$0.00	$(0.08)	$(0.08)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,895,616	(3,145,616)	5,750,000
Basic and diluted net loss per Class B ordinary share	$(0.25)	$0.17	$(0.08)

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Operations
Loss from operations	$(1,487,814)	$-	$(1,487,814)
Other income:		-
Change in fair value of warrant liabilities	11,733,000	-	11,733,000
Net gain from investments held in Trust Account	6,887	-	6,887
Total other income	11,739,887	-	11,739,887
Net income	$10,252,073	$-	$10,252,073

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	19,240,158	3,759,842	23,000,000
Basic and diluted net income per Class A ordinary share	$0.00	$0.36	$0.36
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	9,509,842	(3,759,842)	5,750,000
Basic and diluted net income per Class B ordinary share	$1.08	$(0.72)	$0.36

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Change in fair value of Class A ordinary shares subject to possible redemption	$10,252,080	$(10,252,080)	$-
Accretion of Class A ordinary shares subject to redemption amount	$-	$6,887	$-

	As of December 31, 2020
	As Previously Reported	Adjustment	As Restated

Balance Sheet
Total Assets	$231,527,508	-	$231,527,508
Total liabilities	$40,475,499	-	$40,475,499
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	186,052,000	44,496,847	230,548,847
Shareholders’ equity (deficit)
Preferred shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	439	(439)	-
Class B ordinary shares - $0.0001 par value	575	-	575
Additional paid-in-capital	18,140,312	(18,140,312)	-
Accumulated deficit	(13,141,317)	(26,356,096)	(39,497,413)
Total shareholders’ equity (deficit)	5,000,009	(44,496,847)	(39,496,838)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$231,527,508	$-	$231,527,508

	For the Three Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Operations
Loss from operations	$(171,971)	$-	$(171,971)
Other (expense) income:
Change in fair value of warrant liabilities	(8,656,000)	-	(8,656,000)
Net gain from investments held in Trust Account	20,853	-	20,853
Total other expense	(8,635,147)	-	(8,635,147)
Net loss	$(8,807,118)	$-	$(8,807,118)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	19,919,867	3,080,133	23,000,000
Basic and diluted net loss per Class A ordinary share	$0.00	$(0.31)	$(0.31)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,830,133	(3,080,133)	5,750,000
Basic and diluted net loss per Class B ordinary share	$(1.00)	$0.69	$(0.31)

	For the Nine Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Operations
Loss from operations	$(1,914,621)	$-	$(1,914,621)
Other (expense) income:		-
Change in fair value of warrant liabilities	(6,088,000)	-	(6,088,000)
Offering costs associated with issuance of public and private warrants	(790,510)	-	(790,510)
Net gain from investments held in Trust Account	544,541	-	544,541
Total other expense	(6,333,969)	-	(6,333,969)
Net loss	$(8,248,590)	$-	$(8,248,590)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	18,303,169	2,430,407	20,733,577
Basic and diluted net loss per Class A ordinary share	$0.02	$(0.33)	$(0.31)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,106,502	(2,430,407)	5,676,095
Basic and diluted net loss per Class B ordinary share	$(1.07)	$0.76	$(0.31)

	For the Nine Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$196,927,450	$(196,927,450)	$-
Change in fair value of Class A ordinary shares subject to possible redemption	$(6,003,935)	$6,003,935	$-
Accretion of Class A ordinary shares subject to redemption amount	$-	$26,376,215	$26,376,215

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of January 28, 2020.

	As of January 28, 2020
	As Previously Reported	Adjustment	As Restated

Balance Sheet
Total Assets	$231,822,638	-	$231,822,638
Total liabilities	$29,895,187	-	$29,895,187
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	196,927,450	33,072,550	230,000,000
Shareholders’ equity (deficit)
Preferred shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	331	(331)	-
Class B ordinary shares - $0.0001 par value	575	-	575
Additional paid-in-capital	7,277,051	(7,277,051)	-
Accumulated deficit	(2,277,956)	(25,795,168)	(28,073,124)
Total shareholders’ equity (deficit)	5,000,001	(33,072,550)	(28,072,549)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$231,822,638	$-	$231,822,638

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2021 and December 31, 2020 within the operating cash account. The entire balance of investments held in Trust Account as of September 30, 2021 and December 31, 2020 are comprised of cash equivalents.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value, which resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 18,100,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021 and 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income	$3,322,119	$830,530	$11,523,777	$2,880,945

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per ordinary share	$0.14	$0.14	$0.50	$0.50

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020		September 30, 2020
	Class A	Class B	Class A	Class B
	(Restated)	(Restated)	(Restated)	(Restated)

Numerator:
Allocation of net loss	$(7,045,694)	$(1,761,424)	$(6,615,879)	$(1,632,711)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	23,000,000	5,750,000	20,733,577	5,676,095

Basic and diluted net loss per ordinary share	$(0.31)	$(0.31)	$(0.31)	$(0.31)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and nine months ended September 30, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $90,000 in expenses in connection with such services during the three and nine months ended September 30, 2021 and 2020, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, $210,000 and $120,000 in accrued expenses with related party were outstanding, respectively, as reflected in the accompanying unaudited condensed consolidated balance sheets.

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

Note 7 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 23,000,000 Class A ordinary shares issued and subject to possible redemption.

As of September 30, 2021, Class A ordinary shares reflected on the balance sheet is reconciled on the following table:

As of September 30, 2021
Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(13,340,000)
Offering costs allocated to Class A ordinary shares	(12,491,674)
Plus:
Accretion on Class A ordinary shares to redemption value	26,390,889
Class A ordinary shares subject to possible redemption	$230,559,215

As of December 31, 2020, Class A ordinary shares reflected on the balance sheet is reconciled on the following table:

As of December 31, 2020
Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(13,340,000)
Offering costs allocated to Class A ordinary shares	(12,491,674)
Plus:
Accretion on Class A ordinary shares to redemption value	26,380,521
Class A ordinary shares subject to possible redemption	$230,548,847

Note 8 — Shareholders’ Equity (Deficit)

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 23,000,000 Class A ordinary shares outstanding, and all of which were subject to possible redemption and classified as temporary equity in the accompanying condensed consolidated balance sheets. See Note 7.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 5,750,000 Class B ordinary shares outstanding.

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

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Note 9 - Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$230,559,215	$-	$-	$230,559,215
Liabilities:
Warrant liabilities - public warrants	$9,200,000	$-	$-	$9,200,000
Warrant liabilities - private warrants	$-	$-	$5,478,000	$5,478,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$230,548,847	$-	$-	$230,548,847
Liabilities:
Warrant liabilities - public warrants	$19,550,000	$-	$-	$19,550,000
Warrant liabilities - private warrants	$-	$-	$11,748,000	$11,748,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2021.

The fair value of warrants issued in connection with the Private Placement has been estimated using Monte-Carlo simulation at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation at each measurement date and subsequently been measured based on the market price when separately listed and traded. For the three and nine months ended September 30, 2021, the Company recognized a charge to the unaudited condensed consolidated statements of operations resulting from a decrease in the fair value of warrant liabilities of approximately $4.9 million and $16.6 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

The change in the fair value of the Level 3 derivative warrant liabilities for three and nine months ended September 30, 2021 is summarized as follows:

Warrant liabilities at December 31, 2020	$11,748,000
Change in fair value of warrant liabilities	(5,082,000)
Warrant liabilities at March 31, 2021	6,666,000
Change in fair value of warrant liabilities	594,000
Warrant liabilities at June 30, 2021	7,260,000
Change in fair value of warrant liabilities	(1,782,000)
Warrant liabilities at September 30, 2021	$5,478,000

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for warrant liabilities as their measurement dates:

	September 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$9.93	$10.30
Term (in years)	5.25	5.58
Volatility	13.30%	24.50%
Risk-free interest rate	1.02%	0.44%
Dividend yield	-	-

Note10 — Subsequent Events

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

The Business Combination is subject to approval by our shareholders and the fulfillment of other customary closing conditions. We will apply to list the securities of the combined company on Nasdaq effective as of no later than the Effective Time of the Merger.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for and efforts toward completing an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2021, we had net income of approximately $4.2 million, which consisted of an approximately $4.9 million gain from changes in fair value of warrant liabilities and approximately $3,000 in interest earned from investments held in the Trust Account, partially offset by approximately $708,000 general and administrative expenses and $30,000 of related party administrative fees.

For the nine months ended September 30, 2021, we had net income of approximately $14.4 million, which consisted of an approximately $16.6 million gain from changes in fair value of warrant liabilities and approximately $10,000 in interest earned from investments held in the Trust Account, partially offset by approximately $2.1 million in general and administrative expenses and $90,000 of related party administrative fees.

For the three months ended September 30, 2020, we had a net loss of approximately $8.8 million, which consisted of approximately $142,000 in general and administrative expenses, $30,000 of related party administrative fees and an approximately $8.7 million loss from changes in fair value of warrant liabilities, partially offset by approximately $21,000 in interest earned from investments held in the Trust Account.

For the nine months ended September 30, 2020, we had a net loss of approximately $8.2 million, which consisted of approximately $1.8 million in general and administrative expenses, $90,000 of related party administrative fees, an approximately $6.1 million loss from changes in the fair value of warrant liabilities and approximately $791,000 offering costs associated with issued public and private warrants, partially offset by approximately $545,000 in interest earned from investments held in the Trust Account.

Liquidity, Capital Resources and Going Concern

As of September 30, 2021, we had approximately $341,000 in our operating bank accounts and working capital deficit of approximately $2.4 million.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through a payment of $25,000 from the Company’s Chairman and Co-Chief Executive Officer to cover for certain offering costs in exchange for the issuance of the Founder Shares, and the loan under the Note of approximately $139,000 to us to cover for offering costs in connection with the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering on January 28, 2020, the liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on January 28, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial shareholders may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

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

Administrative Support Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 and $90,000 in expenses in connection with such services during the three and nine months ended September 30, 2021 and 2020, respectively, as reflected in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, $210,000 and $120,000 in accrued expenses with related party were outstanding, respectively, as reflected in the accompanying condensed consolidated balance sheets.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all of our Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed consolidated balance sheets.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 18,100,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021 and 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. On January 28, 2020, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 28, 2020, and all of its interim financial statements and annual financial statement through the period ended June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Our chief executive officer and chief financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $13.3 million, inclusive of $4.6 million in underwriting discounts and $8.1 million in deferred underwriting commissions. Substantially concurrently with the closing of the Initial Public Offering, we also repaid our Sponsor $139,000 in full satisfaction of the Note. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will become payable solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement) and other offering costs and expenses, the net proceeds from the Initial Public Offering and Private Placement was approximately $231.4 million. A total of $230.0 million, comprised of certain of the net proceeds of the Initial Public Offering and the Private Placement, was placed in the Trust Account, and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. As of September 30, 2021, we held approximately $341,000 outside of the Trust Account available to us for our activities in connection with identifying a suitable Business Combination and for general working capital purposes.

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

SCVX Corp.

Date: November 29, 2021	By:	/s/ Michael Doniger
	Name:	Michael Doniger
	Title:	Chief Executive Officer and Chairman