Form 10-K/A
period 2020-12-31
SCVX Corp.
filed 2022-04-18
CIK 1794717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amended No. 2)

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

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K/A to “we,” “us,” the “Company” or “our company” are to SCVX Corp., unless the context otherwise indicates.

This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of SCVX Corp., for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on April 6, 2021 (the “Original Filing”).

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets.

Therefore, on November 15, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), after consultation with Marcum LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued (i) audited balance sheet as of January 28, 2020, as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on July 14, 2021 (the “2020 Form 10-K/A No. 1”); (ii) audited financial statements included in the Company’s 2020 Form 10-K/A No. 1; and (iii) unaudited interim financial statements included in Form 10-Q for the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020, filed with the SEC on May 14, 2020, August 14, 2020 and November 9, 2020, respectively (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

We do not expect any of the above changes will have any impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Form 10-Q for the quarterly period ended September 30, 2021.

We are filing this Amendment No. 2 to include additional risk factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, Financial Statements and Supplementary Data described in Item 8, Part II, Item 9A Controls and Procedures, which such financial data give effect to the change in accounting for the Public Shares the Warrants as disclosed in the Original Filing, and the Controls and Procedures in Item 9A.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures, of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 2 should be read in conjunction with the Original Filing and the 2020 Form 10-K/A No. 1and with our filings with the SEC subsequent to the Original Filing 2020 Form 10-K/A No. 1.

This Amendment No. 2 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

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

As of December 31, 2020, we had approximately $917,000 in cash and working capital deficit of approximately $149,000. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Amendment No. 2 to the Annual Report on Form 10-K/A do not include any adjustments that might result from our inability to continue as a going concern.

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

As described in Amendment No. 1 and elsewhere in this Amendment No. 2 to the Annual Report, we identified a material weakness in our internal control over financial reporting related to the interpretation and accounting for certain complex features of the Public Shares and warrants issued by the Company. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our Class A ordinary shares subject to redemption and warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our interpretation and accounting for certain complex features of the Public Shares and warrants issued by the Company, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 2 to the Annual Report.

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

Although we have no commitments as of the date of this Amendment No. 2 to the Annual Report on Form 10-K/A to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we”, “us”, “our” or the “Company” are to SCVX Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Amendment No. 2 to the Annual Report on Form 10-K/A.

Cautionary Note Regarding Forward-Looking Statements

This Amendment No. 2 to the Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

In this Amendment No. 2 to the Annual Report of SCVX Corp. on Form 10-K/A for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of and for the year ended December 31, 2020, (ii) our unaudited interim financial statements as of and for the three and nine months ended September 30, 2020, (iii) our unaudited interim financial statements as of and for the three and six months ended June 30, 2020 and (iv) our unaudited interim financial statements as of and for the three months ended March 31, 2020.

The restatement results from our prior accounting for our Class A ordinary shares subject to redemption, which were not fully recognized in temporary equity, and our Warrants which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets.

Additionally, in April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on January 28, 2020, our Warrants were accounted for as equity within our balance sheets, and after discussion and evaluation, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, we, in consultation with our Audit Committee, concluded that its previously issued financial statements as of and for year ended December 31, 2020, as of and for the three and nine months ended September 30, 2020, as of and for the three and six months ended June 30, 2020 and as of and for the three months ended March 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our Class A ordinary shares subject to redemption and our outstanding Warrants and should no longer be relied upon.

The identified errors had no effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of our Warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Amendment No. 2 to the Annual Report on Form 10-K/A.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2 to the Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Amendment No. 2 to the Annual Report on Form 10-K/A and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Controls over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Amendment No. 2 to the Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls over Financial Reporting

This Amendment No. 2 to the Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

The Company identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2020. Specifically, the Company’s management has concluded that control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained since issuance of the Class A ordinary shares and warrants on January 28, 2020.

Therefore, we, in consultation with our Audit Committee, concluded that the Company’s previously issued financial statements as of and for year ended December 31, 2020, as of and for the three and nine months ended September 30, 2020, as of and for the three and six months ended June 30, 2020 and as of and for the three months ended March 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our Class A ordinary shares subject to redemption and our outstanding Warrants and should no longer be relied upon.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Amendment No. 1 and this Amendment No. 2 to the Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

SCVX Corp.

Date: April 18, 2022	By:	/s/ Michael Doniger
	Name:	Michael Doniger
	Title:	Chief Executive Officer and Chairman

SCVX CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2020 (Restated) and 2019	F-3
Statements of Operations for the Year Ended December 31, 2020 (Restated) and the Period from November 15, 2019 (Inception) through December 31, 2019	F-4
Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2020 (Restated) and the Period from November 15, 2019 (Inception) through December 31, 2019	F-5
Statements of Cash Flows for the Year Ended December 31, 2020 (Restated) and the Period from November 15, 2019 (Inception) through December 31, 2019	F-6
Restated Notes to Financial Statements	F-7 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY

April 6, 2021, except for the effects of the restatement discussed in Note 2 -Amendment 1 to which the date is July 13, 2021, Note 2 – Amendment 2 to which the date is April 18, 2022.

SCVX CORP.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(Restated, See Note 2)
Assets:
Current assets:
Cash	$917,238	$25,000
Prepaid expenses	61,423	-
Total current assets	978,661	25,000
Investments held in Trust Account	230,548,847	-
Deferred offering costs associated with initial public offering	-	407,703
Total Assets	$231,527,508	$432,703

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$1,001,499	$12,378
Accrued expenses	6,000	306,474
Accrued expenses - related party	120,000	-
Note payable – related party	-	110,065
Total current liabilities	1,127,499	428,917
Deferred underwriting commissions	8,050,000	-
Warrant liabilities	31,298,000	-
Total Liabilities	40,475,499	428,917

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and 0 shares at $10.00 per share as of December 31, 2020 and 2019, respectively	230,548,847	-

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized as of December 31, 2020 and 2019	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2020 and 2019	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(39,497,413)	(21,214)
Total shareholders’ equity (deficit)	(39,496,838)	3,786
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$231,527,508	$432,703

The accompanying notes are an integral part of these financial statements.

SCVX CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period from November 15, 2019 (inception) through
	December 31, 2020	December 31, 2019
	(Restated)
Operating expenses
General and administrative expenses	$2,852,440	$21,214
Administrative fees - related party	120,000	-
Loss from operations	(2,972,440)	(21,214)

Other income (expense):
Change in fair value of warrant liabilities	(9,906,000)	-
Offering costs associated with issuance of public and private warrants	(790,510)	-
Net gain from investments held in Trust Account	548,847	-
Net Loss	$(13,120,103)	$(21,214)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	21,303,279	-

Basic and diluted net loss per Class A ordinary share	$(0.49)	$-

Weighted average shares outstanding of Class B ordinary shares, basic and diluted (1)	5,694,672	5,000,000

Basic and diluted net loss per Class B ordinary share	$(0.49)	$(0.00)

(1)	At December 31, 2019, this number excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 28, 2020, the underwriters fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

SCVX CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Year Ended December 31, 2020 (Restated)

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(21,214)	$3,786
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,425)	(26,356,096)	(26,380,521)
Net income	-	-	-	-	-	(13,120,103)	(13,120,103)
Balance - December 31, 2020 (restated)	-	$-	5,750,000	$575	$-	$(39,497,413)	$(39,496,838)

For the Period from November 15, 2019 (inception) through December 31, 2019

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - November 15, 2019 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(21,214)	(21,214)
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(21,214)	$3,786

The accompanying notes are an integral part of these financial statements.

SCVX CORP.

STATEMENTS OF CASH FLOWS

		For the Period from
	For the Year Ended	November 15, 2019 (inception) through
	December 31, 2020	December 31, 2019
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(13,120,103)	$(21,214)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party included in note payable	24,378	8,836
Change in fair value of warrant liabilities	9,906,000	-
Share based compensation	1,452,000	-
Offering costs associated with issuance of public and private warrants	790,510	-
Unrealized gain from Investments held in Trust Account	(548,847)	-
Changes in operating assets and liabilities:
Prepaid expenses	(61,423)	-
Accounts payable	989,121	12,378
Accrued expenses	1,000	-
Accrued expenses - related party	120,000	-
Net cash used in operating activities	(447,364)	-

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)	-
Net cash used in investing activities	(230,000,000)	-

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	230,000,000	-
Proceeds from private placement	6,600,000	-
Proceeds from issuance of ordinary shares to initial shareholders	-	25,000
Offering costs paid	(5,121,355)
Repayment of note payable from related party	(139,043)	-
Net cash provided by financing activities	231,339,602	25,000

Net change in cash	892,238	25,000
Cash - beginning of the period	25,000	-
Cash - end of the period	$917,238	$25,000

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$5,000	$306,474
Offering costs included in note payable	$4,600	$101,229
Deferred underwriting commissions in connection with the initial public offering	$8,050,000	$-
Accretion of Class A ordinary shares subject to redemption amount	$26,380,521	$-

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

Amendment No. 1

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

Amendment No. 2

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) proportionately to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

Therefore, on November 15, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of January 28, 2020, as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on July 14, 2021 (the “2020 Form 10-K/A No. 1”); (ii) audited financial statements included in the Company’s 2020 Form 10-K/A No. 1; and (iii) unaudited interim financial statements included in Form 10-Q for the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020, filed with the SEC on May 14, 2020, August 14, 2020 and November 9, 2020, respectively (collectively, the “Affected Periods”), should no longer be relied upon and should be restated to report all Public Shares as temporary equity.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations, statement of shareholders’ equity and statements of cash flows for the Affected Periods is presented below. See Note 12 for restated quarterly financial information.

	As of December 31, 2020
	As Previously Reported	Adjustment	As Restated

Balance Sheet
Total Assets	$231,527,508	-	$231,527,508
Total liabilities	$40,475,499	-	$40,475,499
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	186,052,000	44,496,847	230,548,847
Shareholders’ equity (deficit)
Preferred shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	439	(439)	-
Class B ordinary shares - $0.0001 par value	575	-	575
Additional paid-in-capital	18,140,312	(18,140,312)	-
Accumulated deficit	(13,141,317)	(26,356,096)	(39,497,413)
Total shareholders’ equity (deficit)	5,000,009	(44,496,847)	(39,496,838)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$231,527,508	$-	$231,527,508

	For the Year Ended December 31, 2020
	As Previously Reported	Adjustment	As Restated

Statement of Operations
Loss from operations	$(2,972,440)	$-	$(2,972,440)
Other (expense) income:		-
Change in fair value of warrant liabilities	(9,906,000)	-	(9,906,000)
Offering costs associated with issuance of public and private warrants	(790,510)	-	(790,510)
Net gain from investments held in Trust Account	548,847	-	548,847
Total other expense	(10,147,663)	-	(10,147,663)
Net loss	$(13,120,103)	$-	$(13,120,103)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	19,961,978	1,341,301	21,303,279
Basic and diluted net income (loss) per Class A ordinary share	$0.02	$(0.51)	$(0.49)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,508,578	(2,813,906)	5,694,672
Basic and diluted net loss per Class B ordinary share	$(1.59)	$1.10	$(0.49)

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Statement of Shareholders’ Equity
Class A ordinary shares - as previously reported	4,394,800	$439	-	$-	$18,140,312	$-	$18,140,751
Class A ordinary shares - restatement adjustment	(4,394,800)	(439)	-	-	(18,140,312)	-	(18,140,751)
Class A ordinary shares - as restated	-	-	-	-	-	-	-

Accumulated deficit - as previously reported	-	-	-	-	-	(13,141,317)	(13,141,317)
Accumulated deficit - restatement adjustment	-	-	-	-	-	(26,356,096)	(26,356,096)
Accumulated deficit - as restated	-	-	-	-	-	(39,497,413)	(39,497,413)

Balance at December 31, 2020 - as previously reported	4,394,800	439	5,750,000	575	18,140,312	(13,141,317)	5,000,009
Balance at December 31, 2020 - restatement adjustment	(4,394,800)	(439)	-	-	(18,140,312)	(26,356,096)	(44,496,847)
Balance at December 31, 2020 - as restated	-	-	5,750,000	575	-	(39,497,413)	(39,496,838)

	For the Year Ended December 31, 2020
	As Previously Reported	Adjustment	As Restated

Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$196,927,450	$(196,927,450)	$-
Change in fair value of Class A ordinary shares subject to possible redemption	$(10,875,450)	$10,875,450	$-
Accretion of Class A ordinary shares subject to redemption amount	$-	$26,380,521	$26,380,521

Note 3—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the Affected Periods are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Class A ordinary shares subject to redemption and Warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering, including the underwriting discount. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to the initial carrying value of temporary equity upon the completion of the Initial Public Offering.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 18,100,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period presented. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended		For the Period from November 15, 2019 (Inception) through
	December 31, 2020		December 31, 2019
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net loss	$(10,352,682)	$(2,767,421)	$-	$(21,214)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	21,303,279	5,694,672	-	5,000,000

Basic and diluted net loss per ordinary share	$(0.49)	$(0.49)	$-	$(0.00)

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

Note 8 – Class A Ordinary Shares Subject to Possible Redemption (Restated)

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

Note 9—Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. There were no Class A ordinary shares issued and outstanding as of December 31, 2019. As of December 31, 2020, there were 23,000,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and classified as temporary equity in the accompanying balance sheets (see Note 8).

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

Note 10—Fair Value Measurements

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

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2020 is summarized as follows:

Warrant liabilities at January 1, 2020	$-
Issuance of public and private warrants	21,392,000
Change in fair value of warrant liabilities	9,906,000
Warrant liabilities at December 31, 2020	$31,298,000

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

Note 11—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued required potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Note 12—Quarterly Financial Information (Unaudited)

The following tables contain unaudited quarterly financial information for the quarterly periods ended September 30, 2020, June 30, 2020 and March 31, 2020 that has been updated to reflect the restatement of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The Company has not amended its previously filed Quarterly Reports on Form 10-Q for the Affected Periods. The financial information that has been previously filed or otherwise reported for the Affected Periods are superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Periods contained in such previously filed reports should no longer be relied upon.

	As of March 31, 2020
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Balance Sheet
Total Assets	$231,737,329	-	$231,737,329
Total liabilities	$15,543,013	-	$15,543,013
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	211,194,310	19,088,637	230,282,947
Shareholders’ equity (deficit)
Preferred shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	188	(188)	-
Class B ordinary shares - $0.0001 par value	575	-	575
Additional paid-in-capital	(7,001,747)	7,001,747	-
Accumulated deficit	12,000,990	(26,090,196)	(14,089,206)
Total shareholders’ equity (deficit)	5,000,006	(19,088,637)	(14,088,631)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$231,737,329	$-	$231,737,329

	For the Three Months Ended March 31, 2020
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Operations
Loss from operations	$(1,622,233)	$-	$(1,622,233)
Other (expense) income:
Change in fair value of warrant liabilities	14,152,000	-	14,152,000
Offering costs associated with issuance of public and private warrants	(790,510)	-	(790,510)
Net gain from investments held in Trust Account	282,947	-	282,947
Total other (expense) income	13,644,437	-	13,644,437
Net income	$12,022,204	$-	$12,022,204

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	19,715,037	(3,539,213)	16,175,824
Basic and diluted net income per Class A ordinary share	$0.01	$0.54	$0.55
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,837,776	(2,310,304)	5,527,473
Basic and diluted net income per Class B ordinary share	$1.50	$(0.95)	$0.55

	For the Three Months Ended March 31, 2020
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$196,927,450	$(196,927,450)	$-
Change in fair value of Class A ordinary shares subject to possible redemption	$14,266,860	$(14,266,860)	$-
Accretion of Class A ordinary shares subject to redemption amount	$-	$26,114,621	$26,114,621

	As of June 30, 2020
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Balance Sheet
Total Assets	$231,677,875	-	$231,677,875
Total liabilities	$26,947,235	-	$26,947,235
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	199,730,637	30,793,051	230,523,688
Shareholders’ equity (deficit)
Preferred shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	307	(307)	-
Class B ordinary shares - $0.0001 par value	575	-	575
Additional paid-in-capital	4,461,807	(4,461,807)	-
Accumulated deficit	537,314	(26,330,937)	(25,793,623)
Total shareholders’ equity (deficit)	5,000,003	(30,793,051)	(25,793,048)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$231,677,875	$-	$231,677,875

	For the Three Months Ended June 30, 2020
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Operations
Loss from operations	$(120,417)	$-	$(120,417)
Other (expense) income:
Change in fair value of warrant liabilities	(11,584,000)	-	(11,584,000)
Net gain from investments held in Trust Account	240,741	-	240,741
Total other expense	(11,343,259)	-	(11,343,259)
Net loss	$(11,463,676)	$-	$(11,463,676)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	21,106,354	1,893,646	23,000,000
Basic and diluted net income (loss) per Class A ordinary share	$0.01	$(0.41)	$(0.40)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,643,646	(1,893,646)	5,750,000
Basic and diluted net loss per Class B ordinary share	$(1.53)	$1.13	$(0.40)

	For the Six Months Ended June 30, 2020
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Operations
Loss from operations	$(1,742,650)	$-	$(1,742,650)
Other (expense) income:		-
Change in fair value of warrant liabilities	2,568,000	-	2,568,000
Offering costs associated with issuance of public and private warrants	(790,510)	-	(790,510)
Net gain from investments held in Trust Account	523,688	-	523,688
Total other income	2,301,178	-	2,301,178
Net income	$558,528	$-	$558,528

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	17,485,937	2,101,975	19,587,912
Basic and diluted net income per Class A ordinary share	$0.03	$(0.01)	$0.02
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,740,711	(2,101,975)	5,638,736
Basic and diluted net income per Class B ordinary share	$0.01	$0.01	$0.02

	For the Six Months Ended June 30, 2020
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$196,927,450	$(196,927,450)	$-
Change in fair value of Class A ordinary shares subject to possible redemption	$2,803,187	$(2,803,187)	$-
Accretion of Class A ordinary shares subject to redemption amount	$-	$26,355,362	$26,355,362

	As of September 30, 2020
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Balance Sheet
Total Assets	$231,600,223	-	$231,600,223
Total liabilities	$35,676,701	-	$35,676,701
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	190,923,515	39,621,026	230,544,541
Shareholders’ equity (deficit)
Preferred shares - $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	395	(395)	-
Class B ordinary shares - $0.0001 par value	575	-	575
Additional paid-in-capital	13,268,841	(13,268,841)	-
Accumulated deficit	(8,269,804)	(26,351,790)	(34,621,594)
Total shareholders’ equity (deficit)	5,000,007	(39,621,026)	(34,621,019)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$231,600,223	$-	$231,600,223

	For the Three Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Operations
Loss from operations	$(171,971)	$-	$(171,971)
Other (expense) income:
Change in fair value of warrant liabilities	(8,656,000)	-	(8,656,000)
Net gain from investments held in Trust Account	20,853	-	20,853
Total other expense	(8,635,147)	-	(8,635,147)
Net loss	$(8,807,118)	$-	$(8,807,118)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	19,919,867	3,080,133	23,000,000
Basic and diluted net income (loss) per Class A ordinary share	$0.00	$(0.31)	$(0.31)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,830,133	(3,080,133)	5,750,000
Basic and diluted net loss per Class B ordinary share	$(1.00)	$0.69	$(0.31)

	For the Nine Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Operations
Loss from operations	$(1,914,621)	$-	$(1,914,621)
Other (expense) income:		-
Change in fair value of warrant liabilities	(6,088,000)	-	(6,088,000)
Offering costs associated with issuance of public and private warrants	(790,510)	-	(790,510)
Net gain from investments held in Trust Account	544,541	-	544,541
Total other expense	(6,333,969)	-	(6,333,969)
Net loss	$(8,248,590)	$-	$(8,248,590)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	18,303,169	2,430,407	20,733,577
Basic and diluted net income (loss) per Class A ordinary share	$0.02	$(0.33)	$(0.31)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,106,502	(2,430,407)	5,676,095
Basic and diluted net loss per Class B ordinary share	$(1.07)	$0.76	$(0.31)

	For the Nine Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Restated

Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possible redemption	$196,927,450	$(196,927,450)	$-
Change in fair value of Class A ordinary shares subject to possible redemption	$(6,003,935)	$6,003,935	$-
Accretion of Class A ordinary shares subject to redemption amount	$-	$26,376,215	$26,376,215

Restated Unaudited Condensed Statements of Changes in Shareholders’ Equity

For the three months ended March 31, 2020, the three and six months ended June 30, 2020 and the three and nine months ended September 30, 2020

	Ordinary Shares				Additional		Total Shareholders'
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(21,214)	$3,786
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,425)	(26,090,196)	(26,114,621)
Net income	-	-	-	-	-	12,022,204	12,022,204
Balance - March 31, 2020 (unaudited)	-	-	5,750,000	575	-	(14,089,206)	(14,088,631)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	(240,741)	(240,741)
Net loss	-	-	-	-	-	(11,463,676)	(11,463,676)
Balance - June 30, 2020 (unaudited)	-	-	5,750,000	575	-	(25,793,623)	(25,793,048)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	(20,853)	(20,853)
Net loss	-	-	-	-	-	(8,807,118)	(8,807,118)
Balance - September 30, 2020 (unaudited)	-	-	5,750,000	575	-	(34,621,594)	(34,621,019)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	(4,306)	(4,306)
Net loss	-	-	-	-	-	(4,871,513)	(4,871,513)
Balance - December 31, 2020 (restated)	-	$-	5,750,000	$575	$-	$(39,497,413)	$(39,496,838)

The following is a summary of the above adjustments to the respective periods in the amended unaudited condensed statements of changes in shareholder’s equity.

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Retained	Equity
	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)
For the Three Months Ended March 31, 2020
Balance at March 31, 2020 - as previously reported	1,880,569	$188	5,750,000	$575	$(7,001,747)	$12,000,990	$5,000,006
Balance at March 31, 2020 - restatement adjustment	(1,880,569)	(188)	-	-	7,001,747	(26,090,196)	(19,088,637)
Balance at March 31, 2020 - as restated	-	-	5,750,000	575	-	(14,089,206)	(14,088,631)

	Ordinary Shares				Additional	Retained Earnings	Total Shareholders’
	Class A		Class B		Paid-in	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
For the Six Months Ended June 30, 2020
Balance at June 30, 2020 - as previously reported	3,070,560	$307	5,750,000	$575	$4,461,807	$537,314	$5,000,003
Balance at June 30, 2020 - restatement adjustment	(3,070,560)	(307)	-	-	(4,461,807)	(26,330,937)	(30,793,051)
Balance at June 30, 2020 - as restated	-	-	5,750,000	575	-	(25,793,623)	(25,793,048)

	Ordinary Shares				Additional	Retained Earnings	Total Shareholders’
	Class A		Class B		Paid-in	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
For the Nine Months Ended September 30, 2020
Balance at September 30, 2020 - as previously reported	3,951,242	$395	5,750,000	$575	$13,268,841	$(8,269,804)	$5,000,007
Balance at September 30, 2020 - restatement adjustment	(3,951,242)	(395)	-	-	(13,268,841)	(26,351,790)	(39,621,026)
Balance at September 30, 2020 - as restated	-	-	5,750,000	575	-	(34,621,594)	(34,621,019)