Form 10-K
period 2021-12-31
SCVX Corp.
filed 2022-04-28
CIK 1794717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

None.

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

At June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the ordinary shares held by non-affiliates of the Registrant was approximately $227.4 million.

As of April 28, 2022, 3,792,013 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $13.3 million, inclusive of $4.6 million in underwriting discounts and approximately $8.1 million in deferred underwriting commissions. Substantially concurrently with the closing of the Initial Public Offering, we also repaid SCVX USA LLC, a Delaware limited liability company (our “Sponsor”) approximately $139,000 in full satisfaction of a promissory note (the “Note”). After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will become payable solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement) and other offering costs and expenses, the net proceeds from the Initial Public Offering and private placement we consummated simultaneously with the closing of the Initial Public Offering (the “Private Placement”) was approximately $231.4 million. A total of $230.0 million, comprised of certain of the net proceeds of the Initial Public Offering and the Private Placement, was placed in a trust account (the “Trust Account”), and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. As of December 31, 2021, we held approximately $146,000 outside of the Trust Account available to us for our activities in connection with identifying a suitable Business Combination and for general working capital purposes.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 6,600,000 Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds of $6.6 million. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Private Placement Warrants may be exercised only for a whole number of shares. If we do not complete our initial Business Combination before July 28, 2022 (the “Combination Period”), the Private Placement Warrants will expire worthless. The Private Placement Warrants will not be redeemable by us and will be exercisable on a cashless basis so long as they are held by our Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants included in the Units sold in the Initial Public Offering. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Our Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. No underwriting discounts or commissions were paid with respect to such sale.

On January 25, 2022, we held an Extraordinary General Meeting (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved extending the date, from January 28, 2022 to July 28, 2022, by which we much either (a) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities or (b) (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In connection with the vote to approve the extension proposal, the holders of 19,207,987 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.02 per share, for an aggregate redemption amount of approximately $192.5 million. As such, approximately 84% of the Class A ordinary shares were redeemed and approximately 16% of the Class A ordinary shares remain outstanding. After the satisfaction of such redemptions, the balance in our Trust Account is approximately $38.0 million.

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

Our existing officers and directors have agreed (and future officers and directors will be required to agree) not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination, failed to complete our initial business combination within the Combination Period or liquidated prior to the end of such period.

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

Financial Position

With funds available for a business combination initially in the amount of approximately $29.9 million assuming no additional redemptions and after payment of approximately $8.1 million of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Selection of a Target Business and Structuring of Our Business Combination

Our amended and restated memorandum and articles of association require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to this as the 80% of net assets test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

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

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Exchange Act registration.

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

We may continue to try to complete a business combination until July 28, 2022.

Redemption of Public Shares and Liquidation if No Business Combination

Our sponsor, directors and officers have agreed that we will have until July 28, 2022 to complete our initial business combination. If we have not completed our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by July 28, 2022.

Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the Combination Period. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $1,000,000 from the proceeds of our Initial Public Offering and the sale of the private placement warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. Because our offering expenses were less than our estimate of $1,000,000, the amount of funds held outside the trust account increased by $400,000 and were approximately $146,000 as of December 31, 2021.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large-accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

●

Our units, Class A ordinary shares and warrants have been delisted and are not listed on any other national securities exchange, which may negatively impact the price of our securities and the levels of liquidity available to our shareholders, and make it more difficult for us to consummate an initial business combination;

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

As of December 31, 2021, we had approximately $146,000 in cash and working capital deficit of approximately $2.8 million. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote, and such shares currently constitute a majority of our outstanding ordinary shares.

Unlike many other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, because the founder shares currently constitute a majority of our outstanding ordinary shares following the redemptions associated with our January 25, 2022 Extraordinary General Meeting, we would not need any of the public shares sold in our Initial Public Offering to be voted in favor of the transaction in order to have such initial business combination approved. Our initial shareholders, directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. It is likely that our initial shareholders and their permitted transferees will own a majority of our issued and outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the Combination Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to July 28, 2022. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our units, Class A ordinary shares and warrants have been delisted and are not currently listed on any other national securities exchange, which may negatively impact the price of our securities and the levels of liquidity available to our shareholders and make it more difficult for us to consummate an initial business combination.

Our securities were suspended from trading on the New York Stock Exchange, or NYSE, following market close on March 8, 2022, were subsequently delisted, and are not currently trading on any national securities exchange.

We are not planning to relist our securities on NYSE or any other exchange at this time, and this may negatively impact the price of our securities and the levels of liquidity available to our shareholders. In addition, target businesses may be unwilling to consummate an initial business combination with us as a result, or we may not be able to complete any initial business combination within the Combination Period if target businesses require us to obtain a new listing prior to or in connection with any transaction. Further, if we do enter into an agreement with a target for an initial business combination, our lack of current listing may cause us to experience significant levels of redemptions in connection with any such shareholder vote.

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

We have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. In addition, nearly all of the blank check companies we compete with will have existing stock exchange listings, which would likely put them at a competitive advantage over us. While we believe there are numerous target businesses we could potentially acquire with the remaining net proceeds of our Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate until July 28, 2022, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until July 28, 2022, assuming that our initial business combination is not completed during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account are sufficient to allow us to operate until July 28, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

If the remaining net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

Of the net proceeds of our Initial Public Offering and the sale of the private placement warrants remaining following the redemptions in connection with our Extraordinary General Meeting, only approximately $146,000 is available to us as of December 31, 2021 outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors herein.

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

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants, see Part II, Item 9A: Controls and Procedures included in this Annual Report.

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

If we have not completed our initial business combination within the Combination Period, our public shareholders may be forced to wait beyond July 28, 2022 before redemption from our trust account.

If we have not completed our initial business combination within the Combination Period, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond July 28, 2022 before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

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

Although we expect to focus our search for a target business in the cybersecurity industry globally, we may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geography. However, we are not, under our amended and restated memorandum and articles of association, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet reached a definitive agreement with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preferred shares, par value $0.0001 per share. As of April 28, 2022, there are 177,000,000 and 14,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment. As of April 28, 2022, there are no preferred shares issued or outstanding.

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

As of April 28, 2022, our initial shareholders hold 5,750,000 founder shares and 6,600,000 private placement warrants. The founder shares and private placement warrants will be worthless if we do not complete an initial business combination.

If we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination.

The personal and financial interests of our sponsor, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as July 28, 2022 nears, which is the deadline for the completion of our initial business combination.

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

We may be able to complete only one business combination with the remaining proceeds of our Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) holders of at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s ordinary shares at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provides that special resolutions must be approved either by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial business combination, which require the approval of a majority of at least 90% of our ordinary shares attending and voting in a general meeting), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination. In such case, we expect any such amendment would be approved, given the substantial ownership interests of our sponsor, officers and directors.

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

Although we believe that the remaining net proceeds of our Initial Public Offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet agreed with any target business we cannot ascertain the capital requirements for any particular transaction. If the remaining net proceeds of our Initial Public Offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

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

Our initial shareholders own approximately [60]% of our issued and outstanding ordinary shares. In addition, prior to our initial business combination, holders of the founder shares have the right to elect all of our directors and may remove members of the board of directors for any reason. Holders of our public shares have no right to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares attending and voting in a general meeting. As a result, holders of our public shares will not have any influence over the election of directors prior to our initial business combination.

Neither our initial shareholders nor, to our knowledge, any of our directors or officers, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their majority ownership in our company, our initial shareholders can control other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares, this would increase their influence over these actions. Accordingly, our initial shareholders will control actions requiring a shareholder vote at least until the completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak.

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

Item 4. Mine Safety Disclosures.

None.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our securities were suspended from trading on the New York Stock Exchange, or NYSE, following market close on March 8, 2022, were subsequently delisted, and are not currently trading on any national securities exchange. Prior to our delisting, our Units, Class A ordinary shares and warrants traded on NYSE under the symbols “SCVX.U”, “SCVX” and “SCVX.WS” respectively.

(b) Holders

At April 28, 2022, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, eight holders of record of our Class B ordinary shares, and two holders of record of our separately traded Warrants.

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

On January 25, 2022, we held an Extraordinary General Meeting (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved to extend the date, from January 28, 2022 to July 28, 2022, by which we much either (a) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities or (b) (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In connection with the vote to approve the extension proposal, the holders of 19,207,987 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.02 per share, for an aggregate redemption amount of approximately $192.5 million. As such, approximately 84% of the Class A ordinary shares were redeemed and approximately 16% of the Class A ordinary shares remain outstanding. After the satisfaction of such redemptions, the balance in our trust account will be approximately $38.0 million.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and the Private Placement as is described in our final prospectus relating to the Initial Public Offering.

Item 6. [Reserved]

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

We have until July 28, 2022 to consummate a Business Combination (the “Combination Period”). If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On January 25, 2022, we held an Extraordinary General Meeting (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved to extend the date, from January 28, 2022 to July 28, 2022, by which we much either (a) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities or (b) (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In connection with the vote to approve the extension proposal, the holders of 19,207,987 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.02 per share, for an aggregate redemption amount of approximately $192.5 million. As such, approximately 84% of the Class A ordinary shares were redeemed and approximately 16% of the Class A ordinary shares remain outstanding. After the satisfaction of such redemptions, the balance in our trust account will be approximately $38.0 million.

Termination of Proposed Business Combination

On May 15, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Bloom Merger Sub Inc., a Delaware corporation and a wholly owned direct subsidiary of the Company (“Merger Sub”), and Bright Machines, Inc., a Delaware corporation (“Bright Machines”). On December 11, 2021, the Company and Bright Machines entered into a Mutual Termination of Merger Agreement (the “Termination Agreement”) pursuant to which the parties agreed to mutually terminate the Merger Agreement. Pursuant to the Termination Agreement, Bright Machines agreed and paid us approximately $71,000, representing 50% of the fees and expenses incurred in connection with the preparation and filing of the registration statement.

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

For the year ended December 31, 2021, we had net income of approximately $22.4 million, which consisted of an approximately $25.1 million gain from changes in fair value of warrant liabilities, approximately $71,000 gain on termination of the proposed business combination agreement and approximately $15,000 in interest earned from investments held in the Trust Account, partially offset by approximately $2.6 million in general and administrative expenses and $120,000 of related party administrative fees.

For the year ended December 31, 2020 we had net loss of approximately $13.1 million, which consisted of approximately $2.9 million in general and administrative expenses, $120,000 of related party administrative fees, approximately $9.9 million of change in fair value, and approximately $791,000 of offering costs associated with issuance of the warrants, offset by approximately $549,000 in interest income from investments held in the Trust Account.

Going Concern

As of December 31, 2021, we had approximately $146,000 in our operating bank account and working capital deficit of approximately $2.8 million.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, and a loan of approximately $139,000 from the Sponsor pursuant to a promissory note originally issued on November 19, 2019 (the “Note”). We fully repaid the Note on January 28, 2020. Subsequent to the consummation of the Initial Public Offering on January 28, 2020, the liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, our officers, directors and initial shareholders may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (the “Working Capital Loans”). To date, there were no amounts outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 28, 2022. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (1) one year after the completion of the initial Business Combination and (2) the date on which we consummates a liquidation, merger, share exchange, reorganization, or other similar transaction after the initial Business Combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors, may, but are not obligated to, loan us the Working Capital Loans. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, we had no borrowings under any Working Capital Loans.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Administrative Support Agreement

Commencing on the date that our securities were first listed on the NYSE, we agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or the liquidation, we will cease paying these monthly fees. We incurred $120,000 in expenses in connection with such services during the years ended December 31, 2021 and 2020, as reflected in the accompanying consolidated statements of operations. As of December 31, 2021 and 2020, an aggregate of $240,000 and $120,000, respectively, in accrued expenses with related party was outstanding, as reflected in the accompanying consolidated balance sheets.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for the warrants issued in connection with its Initial Public Offering (the “Public Warrants”) and Private Placement as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The fair value of the Private Placement Warrants has been estimated using Monte-Carlo simulations at each balance sheet date. The fair value of the Public Warrants was initially measured using a Monte-Carlo simulation model at each measurement date and subsequently been measured based on the market price when separately listed and traded.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all of our Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheets.

Under ASC 480, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net (Income) Loss per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 18,100,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the years ended December 31, 2021 and 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Controls over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of our audited balance sheet as of January 28, 2020, audited annual financial statements as of and for the period ended December 31, 2020, and our interim financial statements and notes for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, June 30, 2021, and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, our Chief Executive Officer and Chief Financial Officer determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of our audited balance sheet as of January 28, 2020, audited annual financial statements as of and for the period ended December 31, 2020, and our interim financial statements and notes for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021, June 30, 2021, and September 30, 2021.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our consolidated financial statements described in this Annual Report on Form 10-K had not yet been identified.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked financial instruments issued by the Company. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Officers

Name	Age	Title
Michael Doniger	45	Chief Executive Officer and Chairman of the Board of Directors
Hank Thomas	46	Chief Technology Officer and Director
Chris Ahern	35	Chief Financial Officer
Sounil Yu	50	Director
David J. Lunglhofer	46	Director
Daniel Coats	78	Director
Vivian C. Schneck-Last	60	Director

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

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors, officers and director nominees currently have fiduciary duties or contractual obligations:

Name	Entity	Entity’s Business	Affiliation
Michael Doniger	N/A	N/A	N/A

Hank Thomas	Strategic Cyber Ventures	Venture Growth Firm	CEO and Director
	TrapX Security	Cyber Deception Technology	Director
	Polarity	Data Awareness	Director
	ID Dataweb	Identity Security	Director

Chris Ahern	Strategic Cyber Ventures	Venture Growth Firm	Principal

Sounil Yu	YL Ventures	Venture Growth Firm	Advisor
	Scythe	Cybersecurity Technology Company	Advisor
	Permiso Security	Cybersecurity Technology Company	Advisor
	TrackerIQ	Cybersecurity Technology Company	Advisor
	RealCISO	Cybersecurity Technology Company	Advisor

David J. Lunglhofer	BNY Mellon	Financial Services	MD and CISO

Daniel Coats	Evolv Technologies	Physical Access Technology	Advisory Committee Member

Vivian C. Schneck-Last	SLM Corporation	Consumer Banking	Director
	Sallie Mae Bank	Financial Services	Director
	Coronet Cyber Security, Ltd.	Cyber Security	Director

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

	Class A		Class B
Name and Address of Beneficial Owner(1)(2)	Number of Shares Beneficially Owned	Approximate Percentage of Issued and Outstanding Class A Ordinary Shares	Number of Shares Beneficially Owned(3)	Approximate Percentage of Issued and Outstanding Class B Ordinary Shares(3)	Approximate Percentage of Issued and Outstanding Ordinary Shares
SCVX USA LLC(4)	-	-	4,657,500	81.0%	48.8%
Michael Doniger	-	-	575,000	10.0%	6.0%
Hank Thomas	-	-	287,500	5.0%	3.0%
Chris Ahern	-	-	86,250	1.5%	*
Sounil Yu	-	-	28,750	*	*
Jeff Lunglhofer	-	-	28,750	*	*
Daniel Coats	-	-	57,500	*	*
Vivian Schneck-Last	-	-	28,750	*	*
All directors and officers as a group (8 individuals)	-	-	5,750,000	100%	60.3%
Hudson Bay Capital Management LP(5)	2,371,149	62.5%	-	-	24.8%
Fir Tree Capital Management LP(6)	328,320	8.7%	-	-	3.4%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o SCVX Corp., Attn: Strategic Cyber Ventures, 1220 L Street NW, Suite 100-397, Washington, D.C. 20005.
(2)	The ownership information in the table below is based on the Company’s reasonable belief regarding such ownership following the redemption of 19,207,987 Class A ordinary shares (or approximately 84% of the Class A ordinary shares) at the Company’s extraordinary general meeting held on January 25, 2022. The Company does not believe such redemptions were reflected in the statements filed with the SEC pursuant to section 13(g) of the Exchange Act.
(3)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Class B ordinary shares will automatically convert into Class A ordinary shares on a one-for-one basis, subject to adjustment.

(4)	Strategic Cyber Ventures, LLC is the managing member of our sponsor. Substantially all of the voting interests of Strategic Cyber Ventures, LLC are held by Hudson Bay Master Fund Ltd., which is managed by Hudson Bay Capital Management LP. Hudson Bay Capital Management LP is managed by Hudson Bay Capital GP LLC of which Sander Gerber is the managing member. Notwithstanding its ownership structure, Strategic Cyber Ventures, LLC is entirely managed by a board of directors, a majority of whom cannot be members, officers, directors or employees of any members holding in excess of 25% of the aggregate percentage interests in Strategic Cyber Ventures, LLC, which currently includes Hudson Bay Master Fund Ltd., as set forth in the books and records of Strategic Cyber Ventures, LLC. As a result of the foregoing, each of Strategic Cyber Ventures, LLC, Hudson Bay Master Fund Ltd., Hudson Bay Capital Management LP, Hudson Bay Capital GP LLC and Sander Gerber may be deemed to beneficially own the shares held by our sponsor.

(5)	According to the Schedule 13D/A filed on January 31, 2022, Hudson Bay Capital Management LP (the “Investment Manager”), which serves as the investment manager to Hudson Bay Master Fund Ltd. (the “HB Fund”) in whose names the reported securities are held, may be deemed to be the beneficial owner of the Class A ordinary shares held by the HB Fund. Mr. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The business address for each of these shareholders is 777 Third Avenue, 30th Floor, New York, NY 10017.
(6)	The address of Fir Tree Capital Management LP is 55 West 46th Street, 29th Floor, New York, NY 10036.

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

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE, we agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $120,000 in expenses in connection with such services during the years ended December 31, 2021 and 2020, as reflected in the accompanying statements of operations. As of December 31, 2021 and 2020, an aggregate of $240,000 and $120,000, respectively, in accrued expenses with related party was outstanding, as reflected in the accompanying balance sheets.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2021 and 2020, totaled $87,035 and $54,590, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the years ended December 31, 2021 and 2020, we incurred $30,900 and $0 audit-related fees, respectively.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the years ended December 31, 2021 and 2020, we did not pay Marcum any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the year ended December 31, 2021 and 2020, we did not pay Marcum any other fees.

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

SCVX Corp.

Date: April 28, 2022	By:	/s/ Michael Doniger
	Name:	Michael Doniger
	Title:	Chief Executive Officer and Chairman

SCVX CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

SCVX Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SCVX Corp. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has until July 28, 2022 to complete a business combination or the Company will cease all operations except for the purpose of liquidating. Further, the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be the lesser of one year from the issuance date of the financial statements or the date for mandatory liquidation. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY
April 28, 2022

SCVX CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$145,565	$917,238
Prepaid expenses	36,405	61,423
Total current assets	181,970	978,661
Investments held in Trust Account	230,564,071	230,548,847
Total Assets	$230,746,041	$231,527,508

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,158,069	$1,001,499
Accrued expenses	1,610,938	6,000
Accrued expenses - related party	240,000	120,000
Total current liabilities	3,009,007	1,127,499
Deferred underwriting commissions	8,050,000	8,050,000
Warrant liabilities	6,220,000	31,298,000
Total Liabilities	17,279,007	40,475,499

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at $10.02 per share redemption value as of December 31, 2021 and 2020	230,564,071	230,548,847

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2021 and 2020	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2021 and 2020	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2021 and 2020	575	575
Accumulated deficit	(17,097,612)	(39,497,413)
Total shareholders’ deficit	(17,097,037)	(39,496,838)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$230,746,041	$231,527,508

The accompanying notes are an integral part of these consolidated financial statements.

SCVX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2021	December 31, 2020
Operating expenses
General and administrative expenses	$2,629,546	$2,852,440
Administrative fees - related party	120,000	120,000
Loss from operations	(2,749,546)	(2,972,440)
Change in fair value of warrant liabilities	25,078,000	(9,906,000)
Offering costs associated with warrants issuance	-	(790,510)
Gain on termination of the proposed business combination	71,347	-
Net gain from investments held in Trust Account	15,224	548,847
Net income (loss)	$22,415,025	$(13,120,103)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	21,303,279

Basic and diluted net income (loss) per Class A ordinary share	$0.78	$(0.49)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,750,000	5,694,672

Basic and diluted net income (loss) per Class B ordinary share	$0.78	$(0.49)

The accompanying notes are an integral part of these consolidated financial statements.

SCVX CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2021 and 2020

	Ordinary Shares				Additional		Total Shareholders’
	Class A		Class B		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2019	-	$-	5,750,000	$575	$24,425	$(21,214)	$3,786
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,425)	(26,356,096)	(26,380,521)
Net loss	-	-	-	-	-	(13,120,103)	(13,120,103)
Balance - December 31, 2020	-	$-	5,750,000	$575	$-	$(39,497,413)	$(39,496,838)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	(15,224)	(15,224)
Net income	-	-	-	-	-	22,415,025	22,415,025
Balance - December 31, 2021	-	$-	5,750,000	$575	$-	$(17,097,612)	$(17,097,037)

The accompanying notes are an integral part of these consolidated financial statements.

SCVX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$22,415,025	$(13,120,103)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party included in note payable	-	24,378
Change in fair value of warrant liabilities	(25,078,000)	9,906,000
Offering costs associated with warrants issuance	-	790,510
Share based compensation	-	1,452,000
Net gain from Investments held in Trust Account	(15,224)	(548,847)
Changes in operating assets and liabilities:
Prepaid expenses	25,018	(61,423)
Accounts payable	156,570	989,121
Accrued expenses	1,604,938	1,000
Accrued expenses - related party	120,000	120,000
Net cash used in operating activities	(771,673)	(447,364)

Cash Flows from Investing Activities
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds from private placement	-	6,600,000
Offering costs paid	-	(5,121,355)
Repayment of note payable from related party	-	(139,043)
Net cash provided by financing activities	-	231,339,602

Net change in cash	(771,673)	892,238

Cash - beginning of the period	917,238	25,000
Cash - end of the period	$145,565	$917,238

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$-	$5,000
Offering costs included in note payable	$-	$4,600
Deferred underwriting commissions in connection with the initial public offering	$-	$8,050,000

The accompanying notes are an integral part of these consolidated financial statements.

SCVX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization, Business Operations and Going Concern

SCVX Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on November 15, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. On May 11, 2021, the Company incorporated a wholly-owned subsidiary, Bloom Merger Sub, Inc., A Delaware corporation (“Merger Sub”).

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from November 15, 2019 (inception) through December 31, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the trust account from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is SCVX USA LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on January 23, 2020. On January 28, 2020, the Company consummated an initial public offering (the “Initial Public Offering”) of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, inclusive of approximately $8.1 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,600,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $6.6 million, and incurring offering costs of approximately $21,000 (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

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

SCVX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination before July 28, 2022 (the “Combination Period”, see Note 10) or (b) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

On January 25, 2022, the Company held an Extraordinary General Meeting (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, the shareholders approved to extend the date, from January 28, 2022 to July 28, 2022, by which the Company much either (a) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities or (b) (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In connection with the vote to approve the extension proposal, the holders of 19,207,987 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.02 per share, for an aggregate redemption amount of approximately $192.5 million. As such, approximately 84% of the Class A ordinary shares were redeemed and approximately 16% of the Class A ordinary shares remain outstanding. After the satisfaction of such redemptions, the balance in our trust account will be approximately $38.0 million.

SCVX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Termination of Proposed Business Combination

On May 15, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Merger Sub, and Bright Machines, Inc., a Delaware corporation (“Bright Machines”). On December 11, 2021, the Company and Bright Machines entered into a Mutual Termination of Merger Agreement (the “Termination Agreement”) pursuant to which the parties agreed to mutually terminate the Merger Agreement. Pursuant to the Termination Agreement, Bright Machines agreed and paid the Company approximately $71,000, representing 50% of the fees and expenses incurred in connection with the preparation and filing of the registration statement.

Going Concern

As of December 31, 2021, the Company had approximately $146,000 in its operating bank account and a working capital deficit of approximately $2.8 million.

Prior to the completion of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, and a loan of approximately $139,000 from the Sponsor pursuant to a promissory note originally issued on November 19, 2019 (the “Note”). The Company fully repaid the Note to the Sponsor on January 28, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, provide the Company loans in order to finance transaction costs in connection with a Business Combination (the “Working Capital Loans”). To date, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 28, 2022. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

SCVX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The consolidated financial statements of the Company include its wholly-owned subsidiary, Bloom Merger Sub, Inc. All inter-company accounts and transactions are eliminated in consolidation.

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

This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates.

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

SCVX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2021 and 2020 within the operating cash account. The entire balance of investments held in Trust Account as of December 31, 2021 and 2020 are comprised of cash equivalents.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the consolidated balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

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

SCVX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative warrant liabilities are classified as non-current liabilities as their liquidation will not be reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

Under ASC 480, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the outstanding Public Warrants and the Private Placement Warrants to purchase an aggregate of 18,100,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the years ended December 31, 2021 and 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

SCVX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended		For the Year Ended
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$17,932,020	$4,483,005	$(10,352,682)	$(2,767,421)

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	23,000,000	5,750,000	21,303,279	5,694,672

Basic and diluted net income (loss) per ordinary share	$0.78	$0.78	$(0.49)	$(0.49)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the years ended December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

SCVX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Initial Public Offering

On January 28, 2020, the Company sold 23,000,000 Units, including the issuance of 3,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit in the Initial Public Offering. Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 - Related Party Transactions

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

SCVX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

On November 19, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses pursuant to the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $139,000 under the Note and fully repaid this amount on January 28, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company the Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no borrowings under any Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $120,000 in expenses in connection with such services during the years ended December 31, 2021 and 2020, as reflected in the accompanying consolidated statements of operations. As of December 31, 2021 and 2020, $240,000 and $120,000 in accrued expenses with related party were outstanding, respectively, as reflected in the accompanying consolidated balance sheets.

Note 5 - Commitments & Contingencies

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

SCVX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Warrants

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

SCVX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 23,000,000 Class A ordinary shares issued and subject to possible redemption.

As of December 31, 2021, Class A ordinary shares reflected on the balance sheet is reconciled on the following table:

As of December 31, 2021
Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(13,340,000)
Offering costs allocated to Class A ordinary shares	(12,491,674)
Plus:
Accretion on Class A ordinary shares to redemption value	26,395,745
Class A ordinary shares subject to possible redemption	$230,564,071

As of December 31, 2020, Class A ordinary shares reflected on the balance sheet is reconciled on the following table:

As of December 31, 2020
Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(13,340,000)
Offering costs allocated to Class A ordinary shares	(12,491,674)
Plus:
Accretion on Class A ordinary shares to redemption value	26,380,521
Class A ordinary shares subject to possible redemption	$230,548,847

SCVX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Shareholders’ Equity (Deficit)

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 23,000,000 Class A ordinary shares outstanding, and all of which were subject to possible redemption and classified as temporary equity in the accompanying consolidated balance sheets (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 5,750,000 Class B ordinary shares outstanding.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$230,564,071	$-	$-	$230,564,071
Liabilities:
Warrant liabilities - public warrants	$3,910,000	$-	$-	$3,910,000
Warrant liabilities - private placement warrants	$-	$-	$2,310,000	$2,310,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$230,548,847	$-	$-	$230,548,847
Liabilities:
Warrant liabilities - public warrants	$19,550,000	$-	$-	$19,550,000
Warrant liabilities - private placement warrants	$-	$-	$11,748,000	$11,748,000

SCVX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the year ended December 31, 2021. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2020, when the Public Warrants were separately listed and traded.

The fair value of warrants issued in connection with the Private Placement has been estimated using Monte-Carlo simulation at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation at each measurement date and subsequently been measured based on the market price when separately listed and traded. For the year ended December 31, 2021, the Company recognized income to the consolidated statements of operations resulting from a decrease in the fair value of warrant liabilities of approximately $25.1 million, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations. For the year ended December 31, 2020, the Company recognized loss to the consolidated statements of operations resulting from an increase in the fair value of liabilities of approximately $9.9 million presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

The change in the fair value of the Level 3 derivative warrant liabilities for the years ended December 31, 2021 and 2020 is summarized as follows:

Warrant liabilities at January 1, 2020	$-
Issuance of public and private placement warrants	21,392,000
Public Warrants transfer to Level 1	(13,340,000)
Change in fair value of warrant liabilibites	3,696,000
Warrant liabilities at December 31, 2020	11,748,000
Change in fair value of warrant liabilities	(9,438,000)
Warrant liabilities at December 31, 2021	$2,310,000

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for warrant liabilities as their measurement dates:

	December 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$9.99	$10.30
Term (in years)	5.33	5.58
Volatility	6.85%	24.50%
Risk-free interest rate	1.28%	0.44%
Dividend yield	-	-

SCVX CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Subsequent Events

On January 25, 2022, the Company held an Extraordinary General Meeting with its shareholders. where the shareholders approved a special resolution (the “Extension Proposal”) to extend the date, from January 28, 2022 to July 28, 2022, by which the Company must either (a) consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities or (b) (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the Company’s Class A ordinary shares; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining members and the Company’s board of directors, liquidate and dissolve, subject in the case of (ii) and (iii), to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. In connection with the vote to approve the extension proposal, the holders of 19,207,987 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.02 per share, for an aggregate redemption amount of approximately $192.5 million. As such, approximately 84% of the Class A ordinary shares were redeemed and approximately 16% of the Class A ordinary shares remain outstanding. After the satisfaction of such redemptions, the balance in the Company’s Trust Account will be approximately $38.0 million.

On February 23, 2022, the Company issued an unsecured promissory note (the “Note”) in the principal amount of $500,000 to SCVX USA LLC. The Note bears interest at a rate of 0.59% per annum and is repayable on the earlier to occur of (i) the closing of a business combination and (ii) July 28, 2022, which is the date by which the Company must either consummate a business combination or cease all operations except for the purpose of winding up. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable.