Form 10-Q
period 2022-03-31
SCVX Corp.
filed 2022-05-24
CIK 1794717

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None.

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

As of May 24, 2022, 3,792,013 Class A ordinary shares, par value $0.0001, and 5,750,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

SCVX CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

SCVX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$284,355	$145,565
Prepaid expenses	103,593	36,405
Total current assets	387,948	181,970
Investments held in Trust Account	38,013,873	230,564,071
Total Assets	$38,401,821	$230,746,041

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,172,351	$1,158,069
Accrued expenses	1,780,836	1,610,938
Accrued expenses - related party	270,000	240,000
Note payable - related party	500,291	-
Total current liabilities	3,723,478	3,009,007
Deferred underwriting commissions	8,050,000	8,050,000
Warrant liabilities	3,620,000	6,220,000
Total Liabilities	15,393,478	17,279,007

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 3,792,013 and 23,000,000 shares issued and outstanding at $10.02 per share redemption value as of March 31, 2022 and December 31, 2021, respectively	38,013,873	230,564,071

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	575	575
Accumulated deficit	(15,006,105)	(17,097,612)
Total shareholders’ deficit	(15,005,530)	(17,097,037)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$38,401,821	$230,746,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCVX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating expenses
General and administrative expenses	$478,493	$588,682
Administrative fees - related party	30,000	30,000
Loss from operations	(508,493)	(618,682)
Change in fair value of warrant liabilities	2,600,000	13,132,000
Net gain from investments held in Trust Account	2,356	3,406
Net income	$2,093,863	$12,516,724

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	8,060,455	23,000,000

Basic and diluted net income per Class A ordinary share	$0.15	$0.44

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,750,000	5,750,000

Basic and diluted net income per Class B ordinary share	$0.15	$0.44

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCVX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	5,750,000	$575	$-	$(17,097,612)	$(17,097,037)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	(2,356)	(2,356)
Net income	-	-	-	-	-	2,093,863	2,093,863
Balance - March 31, 2022 (unaudited)	-	$-	5,750,000	$575	$-	$(15,006,105)	$(15,005,530)

For the Three Months Ended March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	5,750,000	$575	$-	$(39,497,413)	$(39,496,838)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	(3,406)	(3,406)
Net income	-	-	-	-	-	12,516,724	12,516,724
Balance - March 31, 2021 (unaudited)	-	$-	5,750,000	$575	$-	$(26,984,095)	$(26,983,520)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SCVX CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income	$2,093,863	$12,516,724
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,600,000)	(13,132,000)
Net gain from Investments held in Trust Account	(2,356)	(3,406)
Accrued interest on note payable - related party	291	-
Changes in operating assets and liabilities:
Prepaid expenses	(67,188)	(44,152)
Accounts payable	14,282	10,246
Accrued expenses	169,898	472,526
Accrued expenses - related party	30,000	30,000
Net cash used in operating activities	(361,210)	(150,062)

Cash Flows from Investing Activities
Cash withdrawn from Trust Account to redeem ordinary shares	192,552,554	-
Net cash provided by investing activities	192,552,554	-

Cash Flows from Financing Activities:
Proceeds from note payable to related party	500,000	-
Redemption of Class A ordinary shares	(192,552,554)	-
Net cash used in financing activities	(192,052,554)	-

Net change in cash	138,790	(150,062)

Cash - beginning of the period	145,565	25,000
Cash - end of the period	$284,355	$(125,062)

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from November 15, 2019 (inception) through March 31, 2022 relates to the Company’s formation and the Initial Public Offering (as defined below), and, since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the trust account from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Going Concern

As of March 31, 2022, the Company had approximately $284,000 in its operating bank accounts and a working capital deficit of approximately $3.3 million.

Prior to the completion of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, and a loan of approximately $139,000 from the Sponsor pursuant to a promissory note originally issued on November 19, 2019 (the “Note”). The Company fully repaid the Note to the Sponsor on January 28, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, provide the Company loans in order to finance transaction costs in connection with a Business Combination (the “Working Capital Loans”). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

On February 23, 2022, the Company issued an unsecured promissory note in the principal amount of $500,000 to the Sponsor (the “Sponsor Note”). The Sponsor Note bears interest at a rate of 0.59% per annum and is repayable on the earlier to occur of (i) the closing of a business combination and (ii) July 28, 2022, which is the date by which the Company must either consummate a business combination or cease all operations except for the purpose of winding up (see Note 4).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Basis of Presentation - Going Concern,” management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate, January 28, 2022. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 28, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2021 within the operating cash account. The entire balance of investments held in Trust Account as of March 31, 2022 and December 31, 2021 are comprised of cash equivalents.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the unaudited condensed consolidated balance sheets.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, all outstanding Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.

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

Net Income per Ordinary Share

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 18,100,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income	$1,222,081	$872,782	$10,013,379	$2,503,345

Denominator:
Weighted average ordinary shares outstanding, basic and diluted	8,060,455	5,750,000	23,000,000	5,750,000

Basic and diluted net income per ordinary share	$0.15	$0.15	$0.44	$0.44

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under any Working Capital Loans.

On February 23, 2022, the Company issued an unsecured promissory note in the principal amount of $500,000 to SCVX USA LLC. The Sponsor Note bears interest at a rate of 0.59% per annum and is repayable on the earlier to occur of (i) the closing of a business combination and (ii) July 28, 2022, which is the date by which the Company must either consummate a business combination or cease all operations except for the purpose of winding up. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of March 31, 2022, there were $500,000 Sponsor Note outstanding and approximately $291 accrued interest for the three months ended March 31, 2022.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 in expenses in connection with such services during the three months ended March 31, 2022 and 2021, as reflected in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, $270,000 and $240,000 in accrued expenses with related party were outstanding, respectively, as reflected in the accompanying unaudited condensed consolidated balance sheets.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 3,792,013 and 23,000,000 Class A ordinary shares issued and subject to possible redemption, respectively.

As of March 31, 2022, Class A ordinary shares reflected on the balance sheet is reconciled on the following table:

As of March 31, 2022
Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(13,340,000)
Offering costs allocated to Class A ordinary shares	(12,491,674)
Redemption of Class A ordinary shares	(192,552,554)
Plus:
Accretion on Class A ordinary shares to redemption value	26,398,101
Class A ordinary shares subject to possible redemption	$38,013,873

As of December 31, 2021, Class A ordinary shares reflected on the balance sheet is reconciled on the following table:

As of December 31, 2021
Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(13,340,000)
Offering costs allocated to Class A ordinary shares	(12,491,674)
Plus:
Accretion on Class A ordinary shares to redemption value	26,395,745
Class A ordinary shares subject to possible redemption	$230,564,071

Note 8 - Shareholders’ Deficit

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 3,792,013 and 23,000,000 Class A ordinary shares outstanding, respectively, and all of which were subject to possible redemption and classified as temporary equity in the accompanying condensed consolidated balance sheets (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares outstanding.

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

Preferred Shares - The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$38,013,873	$-	$-	$38,013,873
Liabilities:
Warrant liabilities - public warrants	$2,300,000	$-	$-	$2,300,000
Warrant liabilities - private placement warrants	$-	$-	$1,320,000	$1,320,000

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - money market fund	$230,564,071	$-	$-	$230,564,071
Liabilities:
Warrant liabilities - public warrants	$3,910,000	$-	$-	$3,910,000
Warrant liabilities - private placement warrants	$-	$-	$2,310,000	$2,310,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three months ended March 31, 2022 and 2021.

The fair value of warrants issued in connection with the Private Placement has been estimated using Monte-Carlo simulation at each balance sheet date. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation at each measurement date and subsequently been measured based on the market price when separately listed and traded. For the three months ended March 31, 2022 and 2021, the Company recognized a charge to the unaudited condensed consolidated statements of operations resulting from a decrease in the fair value of warrant liabilities of approximately $2.6 million and $13.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

The change in the fair value of the Level 3 derivative warrant liabilities for three months ended March 31, 2022 and 2021 is summarized as follows:

Warrant liabilities at December 31, 2021	$2,310,000
Change in fair value of warrant liabilities	(990,000)
Warrant liabilities at March 31, 2022	$1,320,000

Warrant liabilities at December 31, 2020	$11,748,000
Change in fair value of warrant liabilities	(5,082,000)
Warrant liabilities at March 31, 2021	$6,666,000

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for warrant liabilities as their measurement dates:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.89	$9.99
Term (in years)	5.50	5.33
Volatility	3.10%	6.85%
Risk-free interest rate	2.39%	1.28%
Dividend yield	-	-

Note10 - Subsequent Events

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

Results of Operations

Our entire activity since inception up to March 31, 2022 relates to our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, a search for and efforts toward completing an initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had net income of approximately $2.1 million, which consisted of an $2.6 million gain from changes in fair value of warrant liabilities and approximately $2,000 in interest earned from investments held in the Trust Account, partially offset by approximately $478,000 general and administrative expenses and $30,000 of related party administrative fees.

For the three months ended March 31, 2021, we had net income of approximately $12.5 million, which consisted of an approximately $13.1 million gain from changes in fair value of warrant liabilities and approximately $3,000 in interest earned from investments held in the Trust Account, partially offset by approximately $589,000 in general and administrative expenses and $20,000 of related party administrative fees.

Liquidity, Capital Resources and Going Concern

As of March 31, 2022, we had approximately $284,000 in our operating bank accounts and working capital deficit of approximately $3.3 million.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through a capital contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, and a loan of approximately $139,000 from the Sponsor pursuant to a promissory note originally issued on November 19, 2019 (the “Note”). We fully repaid the Note on January 28, 2020. Subsequent to the consummation of the Initial Public Offering on January 28, 2020, the liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, our officers, directors and initial shareholders may, but are not obligated to, provide us loans in order to finance transaction costs in connection with a Business Combination (the “Working Capital Loans”). As of March 31, 2022 and December 31, 2021 there were no amounts outstanding under any Working Capital Loans.

On February 23, 2022, we issued an unsecured promissory note in the principal amount of $500,000 to our Sponsor (the “Sponsor Note”). The Sponsor Note bears interest at a rate of 0.59% per annum and is repayable on the earlier to occur of (i) the closing of a business combination and (ii) July 28, 2022, which is the date by which the Company must either consummate a business combination or cease all operations except for the purpose of winding up.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report. Further, the specific impact of this action on our financial condition, results of operations, and cash flows is also not determinable as of the date of this Report.

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

Administrative Support Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange, we agreed to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 in expenses in connection with such services during the three months ended March 31, 2022 and 2021, as reflected in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, $270,000 and $240,000 in accrued expenses with related party were outstanding, respectively, as reflected in the accompanying condensed consolidated balance sheets.

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

Net Income per Ordinary Share

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 18,100,000 Class A ordinary shares because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. On January 28, 2020, the net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of our audited annual financial statements as of and for the period ended December 31, 2020, and our interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in internal control over financial reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments issued by the Company. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II  - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K as filed with the SEC on April 28, 2021.

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

SCVX Corp.

Date: May 24, 2022	By:	/s/ Michael Doniger
	Name:	Michael Doniger
	Title:	Chief Executive Officer and Chairman